Form 10-Q
period 2002-09-30
WILTEL COMMUNICATIONS GROUP INC
filed 2002-11-15
CIK 1195454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO


                          COMMISSION FILE NO. 000-50040


                        WILTEL COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)


             NEVADA                                            01-0744785
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


         ONE TECHNOLOGY CENTER                                    74103
            TULSA, OKLAHOMA                                    (Zip Code)
(Address of principal executive offices)

              Registrant's Telephone Number, Including Area Code:
                                 (918) 547-6000

                                    NO CHANGE
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            CLASS                              OUTSTANDING AT NOVEMBER 14, 2002
Common Stock, $0.01 par value                          50,000,000 Shares

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                                       PAGE
                                                                                                                       ----
   ITEM 1.  FINANCIAL STATEMENTS
     Forward-Looking Statements....................................................................................      2
     Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001..........................      5
     Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30,
       2002 and 2001...............................................................................................      6
     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and
       2001........................................................................................................      7
     Notes to Condensed Consolidated Financial Statements..........................................................      8
   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................     38
   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................     50
   ITEM 4.   CONTROLS AND PROCEDURES...............................................................................     50

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS......................................................................................     51
   ITEM 2.  CHANGES IN SECURITIES..................................................................................     53
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................................................................     53
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................................     54

                        WILTEL COMMUNICATIONS GROUP, INC.
                           FORWARD-LOOKING STATEMENTS

    Certain matters discussed in this report, excluding historical information, include forward-looking statements, which are statements that discuss the expected future results of WilTel Communications Group, Inc. ("WilTel" and, together with its direct and indirect subsidiaries, the "Company") based on current and pending business operations. The Company makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

    Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled," or similar expressions. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of risks, assumptions, and uncertainties that could cause the Company's actual results to differ materially from those projected. In addition, financial projections included as an exhibit to the Second Amended Disclosure Statement filed with the Bankruptcy Court should not be relied upon as fact as the Company is currently developing new financial projections for the balance of 2002 and all of 2003, which are subject to review and approval by the Company's new management and board of directors. In addition to risk factors set forth in the Company's other filings with the Securities and Exchange Commission ("SEC"), the following important factors could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted:

     o The Company may not be able to obtain certain approvals from the Federal Communications Commission in the time required by the Escrow Agreement (discussed in Note 2 to the condensed consolidated financial statements), which would cause an "unwind" of the investments made by Leucadia National Corporation as well as other consequences described in the Escrow Agreement.

     o The Company might default on its obligations under the Exit Credit Agreement which could include failing to achieve certain financial covenants required by the Exit Credit Agreement.

     o The Company's ability to manage cash, make capital expenditures, generate operating cash flow, raise capital in a cost-effective way, and meet debt obligations, as well as the Company's ability to manage operating costs and capital spending without limiting revenue growth.

     o The possibility of further deterioration in the health of capital markets and the telecommunications industry and the ability of the Company to adapt to such conditions, particularly as a result of the perceived oversupply of bandwidth.

     o The risk of competitors gaining competitive advantages by successfully completing a restructuring or bankruptcy reorganization process.

     o The possibility that uncertainty or adverse publicity concerning the Company's recent bankruptcy, or negative perceptions about the industry as a whole, could hinder the Company's ability to obtain new customers or undermine its commercial relationship with existing customers.

     o The possibility that capital market and regulatory constraints may further hinder "last mile" development and slow the growth in demand for bandwidth at the retail level.

     o The effects of and changes in political and/or economic conditions, including inflation, interest rates, and monetary conditions, and in communications, trade, monetary, fiscal, and tax policies in the United States and in foreign markets, including Asia, Australia, Europe, and South America.

     o The Company's ability to collect proceeds from the sale of the Solutions business, especially in light of ongoing disputes with Platinum Equity.

                        WILTEL COMMUNICATIONS GROUP, INC.
                    FORWARD-LOOKING STATEMENTS - (CONTINUED)

     o The financial health of the Company's customers and the ability to collect receivables from customers.

     o Changes in the technological or business environment applicable to the Company or the telecommunications industry generally.

     o Changes or uncertainties in the governmental regulations applicable to the Company and the telecommunications industry.

     o High levels of competition (including pricing and product offerings), lack of customer diversification, and general uncertainties in the telecommunications industry.

     o Termination of the SBC Communications Inc. ("SBC") strategic alliance or SBC's inability to obtain regulatory approval to provide long-distance telecommunications services within markets in which it currently provides local services. See Note 14 to the condensed consolidated financial statements for further discussion.

     o  The potential loss of high-volume Network customers.

     o The Company's ability to deploy sophisticated technologies on a local-to-global basis.

     o The Company's ability to expand and enhance the network in response to customer demands and industry changes.

     o Network's ability to timely turn up service requests, minimize service interruptions and meet requirements of customer service level agreements.

     o The Company's ability to obtain additional capacity for its network from other providers.

     o The risk that current capacity providers will no longer provide capacity at economically justifiable rates.

     o The possibility of adverse effects from rapid and significant developments or changes in the technology used by the Company or its customers.

     o  The Company's ability to successfully market capacity on its network.

     o The ability of each operating segment to implement successfully key systems, such as order entry systems and service delivery systems, within currently estimated time frames and budgets.

     o  The Company's ability to develop its brand.

     o The Company's ability, in a cost-effective way, to maintain necessary rights-of-way for its network.

     o The realization of revenues from products and services in the early stages of development or operation.

     o Changes in external competitive market factors that might affect results of operations.

     o  The effect of changes in accounting policies.

     o  The need to record additional impairment charges.

                        WILTEL COMMUNICATIONS GROUP, INC.
                    FORWARD-LOOKING STATEMENTS - (CONTINUED)

     o The Company's ability to adopt an organizational structure that meets its objectives including retaining and attracting key employees.

     o The cost and effects of current and future legal and administrative claims and proceedings against the Company.

     o The Company's ability to obtain insurance at economically justifiable rates.

     o The Company may not be able to benefit from the realization of its net operating loss carryforwards. As of September 30, 2002, the Company has fully reserved its deferred tax assets.

     o Projections are necessarily speculative in nature, and it is often the case that one or more significant assumptions in projections do not materialize. Therefore, projections should not be relied upon as fact.

                        WILTEL COMMUNICATIONS GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       SEPTEMBER 30,          DECEMBER 31,
                                                                           2002                   2001
                                                                       -------------         -------------
                                                                                 (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                                           $    401,836          $    116,038
   Short-term investments                                                   172,370               904,813
   Receivables less allowance of $47,152,000 ($41,362,000
    in 2001)                                                                211,498               243,075
   Notes receivable less allowance of $11,815,000 ($12,000,000
    in 2001)                                                                 59,373               178,601
   Net assets held for sale                                                  15,509                20,659
   Other                                                                     29,320                21,768
                                                                       ------------          ------------
Total current assets                                                        889,906             1,484,954
Investments                                                                   7,012                11,555
Property, plant and equipment, net                                        3,957,436             4,353,213
Other assets and deferred charges, net                                       75,891               142,304
                                                                       ------------          ------------
Total assets                                                           $  4,930,245          $  5,992,026
                                                                       ============          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current liabilities not subject to compromise:
     Accounts payable                                                  $    189,911          $    363,670
     Deferred income                                                        100,936                75,286
     Accrued liabilities                                                    237,254               373,119
     Long-term debt due within one year                                     384,921                72,488
                                                                       ------------          ------------
   Total current liabilities not subject to compromise                      913,022               884,563
   Current liabilities subject to compromise                                243,306                   --
                                                                       ------------          -----------
Total current liabilities                                                 1,156,328               884,563
Long-term debt                                                              669,038             5,838,779
Long-term deferred income                                                   373,328               401,546
Other liabilities                                                            50,204                28,935
Long-term liabilities subject to compromise                               4,603,904                   --
Minority interest in consolidated subsidiary                                 36,661                44,907
Contingent liabilities and commitments
6.75% redeemable cumulative convertible preferred stock,
  $0.01 par value per share, 500.0 million preferred shares
  authorized, 3.3 million and 5.0 million 6.75% redeemable
  cumulative convertible shares outstanding in 2002 and 2001, respectively; aggregate liquidation preference of $166.1 million
  and $250.0 million in 2002 and 2001, respectively                         166,106               242,338
Stockholders' deficit:
  Class A common stock, $0.01 par value, 1 billion shares
   authorized, 496.1 million shares and 491.0 million shares
   outstanding in 2002 and 2001, respectively                                 4,961                 4,910
  Capital in excess of par value                                          3,993,380             3,862,465
  Accumulated deficit                                                    (6,106,060)           (5,304,906)
  Accumulated other comprehensive loss                                      (17,605)              (11,511)
                                                                       ------------          ------------
Total stockholders' deficit                                              (2,125,324)           (1,449,042)
                                                                       ------------          ------------
Total liabilities and stockholders' deficit                            $  4,930,245          $  5,992,026
                                                                       ============          ============

                             See accompanying notes.

                        WILTEL COMMUNICATIONS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                      -----------------------       -----------------------
                                                          2002         2001            2002         2001
                                                      ----------   ----------       -----------  ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues                                             $   306,148  $   297,776      $   897,852   $  855,178

Operating expenses:
   Cost of sales                                         268,287      244,173          785,908      745,770
   Selling, general and administrative                    46,592       71,535          167,689      222,721
   Provision for doubtful accounts                         7,087       12,541           18,610       20,977
   Depreciation and amortization                         143,813      146,608          429,112      339,239
   Asset impairments and restructuring charges             1,816      191,315           15,149      191,315
   Other expense (income), net                            (2,907)         (24)           6,829       (8,046)
                                                     -----------   ----------      -----------   ----------
     Total operating expenses                            464,688      666,148        1,423,297    1,511,976
                                                     -----------   ----------      -----------   ----------
Loss from operations                                    (158,540)    (368,372)        (525,445)    (656,798)
Interest accrued (contractual interest was $136.2
   million and $398.6 million for the three and nine
   months ended September 30, 2002, respectively)        (19,230)    (139,296)        (194,569)    (396,031)
Interest capitalized                                         --        11,694            3,600       67,356
Investing income (loss):
   Interest and other                                      3,147       14,796           21,224       36,008
   Equity losses                                            (807)     (20,677)          (2,519)     (29,885)
   Income (loss) from investments                            --         3,113            1,517      (28,292)
Minority interest in loss of consolidated
    subsidiary                                             2,927        6,787           11,514       19,978
Other income, net                                            283         (364)             539         (221)
Reorganization items, net                                (52,280)         --          (115,879)         --
                                                     -----------   ----------      -----------   ---------
Loss before income taxes                                (224,500)    (492,319)        (800,018)    (987,885)
Benefit (provision) for income taxes                        (273)         324           (1,136)     (52,024)
                                                     -----------   ----------      -----------   ----------
Loss before extraordinary gain                          (224,773)    (491,995)        (801,154)  (1,039,909)
Extraordinary gain                                           --       223,664              --       223,664
                                                     -----------   ----------      -----------   ----------
Net loss                                                (224,773)    (268,331)        (801,154)    (816,245)
Preferred stock dividends and amortization of
   preferred stock issuance costs                            --        (4,403)          (5,473)     (13,168)
                                                     -----------   ----------      -----------   ----------
Net loss attributable to common stockholders         $  (224,773)  $ (272,734)     $  (806,627)  $ (829,413)
                                                     ===========   ==========      ===========   ==========

Basic and diluted earnings (loss) per share:
   Loss before extraordinary gain                    $      (.45) $    (1.01)      $    (1.62)  $    (2.17)
   Extraordinary gain                                        --          .46               --          .46
                                                     -----------  ----------       -----------  ----------
   Net loss attributable to common stockholders      $      (.45) $     (.55)      $    (1.62)  $    (1.71)
                                                     ===========  ==========       ==========   ==========

   Weighted average shares outstanding                   499,566     491,979          497,435      485,336


                             See accompanying notes.

                        WILTEL COMMUNICATIONS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            2002                2001
                                                                       ------------         -------------
                                                                                (IN THOUSANDS)
OPERATING ACTIVITIES
Loss before extraordinary gain                                         $  (801,154)         $ (1,039,909)
Adjustments to reconcile loss before extraordinary gain to net cash provided by (used in) operating activities:
   Depreciation and amortization                                           429,112               339,239
   Provision for deferred income taxes                                       1,122                51,937
   Non-cash reorganization items, net                                       36,797                   --
   Provision for loss on assets held for sale                                  --                150,000
   Provision for loss on property, plant and equipment and other
    assets                                                                     --                 25,994
   Provision for loss on investments                                           --                135,734
   Provision for doubtful accounts                                          18,610                20,977
   Equity losses                                                             2,519                29,885
   Gain on sale of assets                                                   (2,760)                  --
   Gain on sales of investments                                               (608)             (107,442)
   Minority interest in loss of consolidated subsidiary                    (11,514)              (19,978)
   Cash provided by (used in) changes in:
     Receivables                                                           171,717              (165,258)
     Other current assets                                                   (4,381)              (11,921)
     Accounts payable                                                      (29,599)              (75,343)
     Current deferred income                                                16,447                 8,474
     Accrued liabilities                                                   102,839               106,623
     Long-term deferred income                                             (11,276)              164,312
     Other                                                                   2,183                 5,370
                                                                       -----------          ------------
Net cash used in operating activities                                      (79,946)             (381,306)
FINANCING ACTIVITIES
Proceeds from long-term debt                                                10,909             2,469,640
Payments on and repurchase of long-term debt                              (278,980)             (467,843)
Proceeds from issuance of common stock, net of expenses                      9,329                17,527
Debt issue costs                                                              (531)              (40,129)
Preferred stock dividends paid                                              (4,161)              (13,856)
Contribution to subsidiary from minority interest shareholders                 --                 31,694
                                                                       -----------          ------------
Net cash provided by (used in) financing activities                       (263,434)            1,997,033
INVESTING ACTIVITIES
Property, plant and equipment:
   Capital expenditures                                                    (63,442)           (1,101,465)
   Proceeds from net tax refunds, settlements and sales                     48,730                20,852
   Changes in accrued liabilities                                          (87,346)             (116,278)
Purchase of investments                                                   (220,786)         (2,189,613)
Proceeds from sales of investments                                         952,929             1,738,072
Acquisition of business (primarily property, plant, and
   equipment)                                                                  --                (13,019)
Other                                                                         (907)                  326
                                                                       -----------          ------------
Net cash provided by (used in) investing activities                        629,178            (1,661,125)
DISCONTINUED OPERATIONS
Net cash provided by operating activities                                      --                 17,424
Net cash provided by investing activities                                      --                204,987
                                                                       -----------          ------------
Net cash provided by discontinued operations                                   --                222,411

Increase in cash and cash equivalents                                      285,798               177,013
Cash and cash equivalents at beginning of period                           116,038               213,888
                                                                       -----------          ------------
Cash and cash equivalents at end of period                             $   401,836          $    390,901
                                                                       ===========          ============

                             See accompanying notes.

                        WILTEL COMMUNICATIONS GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

    On April 22, 2002, Williams Communications Group, Inc. ("WCG") and CG Austria, Inc. (collectively, the "Debtors") commenced cases (collectively, the "Chapter 11 Case") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York. As discussed in Note 2, pursuant to the terms of a plan of reorganization, WilTel Communications Group, Inc. ("WilTel" and, together with its direct and indirect subsidiaries, the "Company") emerged on October 15, 2002 as the successor to WCG.

    As of September 30, 2002, WCG was a non-operating holding company whose principal asset was 100% of the membership interest in Williams Communications, LLC ("WCL"). In connection with the consummation of the Plan (as defined in Note
2), WCG transferred substantially all of its assets to WilTel on October 15, 2002. WCL is an operating company whose business comprises the Network and Emerging Markets segments. In addition, WCL is the direct or indirect parent of all the remaining subsidiaries of the Company, including CG Austria, Inc., a non-operating holding company with direct and indirect interest in certain foreign subsidiaries of the Company.

    The interim financial statements presented in this Form 10-Q are based on the results of operations and financial position of WCG and its direct and indirect subsidiaries. The interim condensed consolidated financial statements do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in WCG's Annual Report on Form 10-K. The financial statements have not been audited by independent auditors but include all normal recurring adjustments and others, which, in the opinion of the Company's management, are necessary to present fairly the financial position as of September 30, 2002, results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.

    The interim condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon, among other things, satisfying the terms of the Escrow Agreement (as defined and discussed in Note 2), future profitable operations and the ability to generate sufficient cash from its operations and financing arrangements to meet its obligations. Management believes that execution of the Plan (as defined in Note
2) will provide sufficient liquidity to allow the Company to operate as a going concern. Substantial doubt about the Company's ability to continue as a going concern was expressed in an explanatory paragraph in WCG's report from its independent public accountants that accompanied WCG's Annual Report on Form 10-K. The condensed consolidated interim financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    The Company became subject to the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," upon commencement of the Chapter 11 Case. SOP 90-7 requires, among other things, that pre-petition liabilities that are subject to compromise be segregated in the condensed consolidated balance sheet. In addition, revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the company are reported separately as reorganization items in the condensed consolidated statement of operations. Interest expense on liabilities subject to compromise and preferred stock dividends ceased to accrue upon commencement of the Chapter 11 Case.

    As a result of emerging from chapter 11 in October 2002, the Company will implement fresh start accounting under the provisions of SOP 90-7 during fourth quarter 2002. Under SOP 90-7, the reorganization fair value of the Company will be allocated to its assets and liabilities, its accumulated deficit will be eliminated, and new

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

equity will be issued according to the Plan (as defined in Note 2). In addition, changes in accounting principles that would be required in the financial statements within twelve months following emergence from chapter 11 will be adopted in the Company's fresh start financial statements.

    In conjunction with formulating its plan of reorganization, the Company has been required to estimate its post-confirmation going concern value. The Company's financial advisors have assisted in the valuation utilizing methodologies representing the reorganized enterprise value assuming the implementation of the business plan as well as other significant assumptions. Based upon this analysis, upon emergence from chapter 11 the enterprise value for the Company is estimated to range from $1.2 billion to $1.6 billion. The indebtedness of the Company will be approximately $571 million, substantially all of which is expected to be classified as long-term. After deducting this amount from the enterprise value, the total equity value of the Company is estimated to range from $0.6 billion to $1.0 billion assuming the release and use of funds held in escrow.

    The Company is in the process of obtaining an appraisal to assist in the determination of the fair value of its long-lived assets and accordingly is still evaluating the impact of adopting fresh start accounting. However, the adoption of fresh start accounting will have a material effect on its financial statements because of the revised valuation of the Company, the valuation of assets and liabilities to fair value and the adoption of new accounting rules upon emergence from chapter 11. See Note 2 for a pro forma presentation of the impact of fresh start accounting based on preliminary estimates of fair value.

2. BANKRUPTCY PROCEEDINGS

    On October 15, 2002, the Company emerged from proceedings under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") pursuant to the terms of a plan of reorganization, which became effective on that date (the "Effective Date"). The Debtors had filed petitions for relief under the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on April 22, 2002 (the "Petition Date"). From the Petition Date through the Effective Date, the Debtors managed their property as debtors in possession, subject to the supervision of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. On the Effective Date, the Company consummated certain transactions that reflected the central components of its restructuring, including the capitalization of WilTel, a newly formed Nevada corporation, with substantially all of the assets of WCG. In addition, all outstanding securities of WCG were cancelled and WilTel issued 50,000,000 shares of its common stock (the "WilTel Stock") in the manner described below.

OVERVIEW OF THE CHAPTER 11 CASE

    Described below is a summary of certain significant agreements and important events that have occurred in and following the Chapter 11 Case. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Plan (as defined below) and the material transaction documents, including those filed with the Securities and Exchange Commission as exhibits to WCG's Current Report on Form 8-K filed October 11, 2002 and the Company's Current Report on Form 8-K filed October 24, 2002.

    An immediate effect of the filing of the Chapter 11 Case was the imposition of the automatic stay under section 362 of the Bankruptcy Code, which, with limited exceptions, enjoined the commencement or continuation of: (i) all collection efforts by creditors; (ii) enforcement of liens against any assets of the Debtors; and (iii) litigation against the Debtors. Following emergence, the Company is continuing to resolve proofs of claims filed in the Chapter 11 Cases. On the Effective Date, the automatic stay imposed by the Bankruptcy Code was terminated.

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

    Pursuant to section 1102 of the Bankruptcy Code, the United States Trustee formed the unsecured creditors committee (the "Committee") on May 2, 2002 by appointing the following members: Pacific Investment Management Company, LLC; The Income Fund of America, Inc.; Wilmington Trust Company, as Successor Indenture Trustee; PPM America; Creedon, Keller Partners, Inc.; Strome Hedgecap Fund, L.P.; R2 Investments, LDC; Wells Fargo Bank, N.A.; and WCG's former parent, The Williams Companies, Inc. ("TWC").

    On May 17, 2002, the Bankruptcy Court entered an order (the "Cash Collateral Order") granting the Debtors' motion pursuant to sections 105(a), 361, 363, 503(b), and 507(b) of the Bankruptcy Code and Bankruptcy Rule 4001(b) for an order (i) authorizing use of the cash collateral of the lenders (the "Lenders") under WCG's Amended and Restated Credit Agreement dated as of September 8, 1999 (the "Credit Agreement") and (ii) granting adequate protection and administrative expense priority to the Lenders. Pursuant to the Cash Collateral Order, the Debtors were authorized to use the Lenders' cash collateral pursuant to an established budget.

    On July 15, 2002, the Debtors filed a motion under sections 362 and 105(a) of the Bankruptcy Code to establish notification procedures regarding (i) the applicability of the automatic stay enjoining certain transfers of claims and
(ii) approval procedures for trading in claims against WCG in order to preserve WCG's ability to utilize its consolidated net operating losses for U.S. federal income tax purposes. A hearing on the motion was held on July 24, 2002, and the motion was granted.

    Plan of Reorganization

    On July 30, 2002, pursuant to section 1125 of Bankruptcy Code, the Debtors filed a disclosure statement with respect to the First Amended Joint Plan of Reorganization of the Debtors dated July 26, 2002, proposed by the Debtors, the Committee, and Leucadia National Corporation ("Leucadia"). On August 13, 2002, the Bankruptcy Court entered an order approving the second amended disclosure statement as containing "adequate information" of a kind and in sufficient detail adequate to enable a hypothetical reasonable investor typical of the holders of claims or equity interests to make an informed judgment about the plan of reorganization.

    On September 30, 2002, the Bankruptcy Court, under the supervision of the Honorable Burton R. Lifland, U.S. Bankruptcy Judge, approved and entered an order confirming the Second Amended Joint Chapter 11 Plan of Reorganization of the Debtors, dated August 12, 2002 (the "Plan") subject to certain conditions including gaining necessary Federal Communications Commission ("FCC") regulatory approvals to transfer control of licenses from WCG to the Company.

    The Plan and the transactions contemplated therein represent the culmination of many months of investigations and negotiations undertaken by and among WCG and each of its primary creditor constituencies. Through the Plan, the interdependent requirements of the Settlement Agreement (filed as an exhibit to WCG's Current Report on Form 8-K filed July 31, 2002 and described in greater detail below) and a prepetition Restructuring Agreement were meshed in a manner that the Debtors believe maximized value and recoveries for all parties in interest. By implementing both the Settlement Agreement and the Restructuring Agreement, the Plan provided the certainty and resolution of potential claims of and against WCG necessary to raising the $150 million new investment from Leucadia that allowed WCG to further reduce its secured debt without sacrificing working capital (see below for a discussion of the escrow agreement and the pending release of the $150 million investment).

    Settlement Agreement

    A global settlement was implemented with TWC, the Committee, and Leucadia, which provided for, among other things, (a) the mutual release of each of the parties, (b) the purchase by Leucadia of TWC's unsecured claims against WCG (approximately $2.35 billion face amount) for $180 million, (c) the satisfaction of such TWC claims and a $150 million investment in the Company by Leucadia in exchange for 44% of the WilTel

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

Stock, and (d) modification of WCG's sale and subsequent leaseback transaction covering the WCG headquarters building (the "Headquarters Building") and modification of the TWC Continuing Contracts. An order approving the Settlement Agreement was issued on August 23, 2002.

    In March 2002, WCG exercised its purchase option and TWC paid approximately $754 million to the ADP Trust. In exchange for such payment, the intercreditor agreement provided that TWC was entitled to either the issuance of equity or unsecured subordinated (to the Lenders) debt of WCG, each on terms reasonably acceptable to the Lenders. On March 29, 2002, WCG tendered an unsecured note to TWC for approximately $754 million. TWC had delivered to WCG a letter reserving all of its rights with respect to the transaction and such unsecured note. Any and all causes of action of TWC or any of its direct or indirect subsidiaries (each, a "TWC Entity") against a Debtor relating to the ADP are referred to herein as the "ADP Claims" and were resolved pursuant to the terms of the Settlement Agreement.

    On September 30, 1999, WCG entered into the Pre-Spin Services Agreement, under which, among other things, TWC and certain of its affiliates agreed to perform payroll, administrative, and related services on behalf of WCG and certain of the WCG affiliates. WCG has incurred approximately $100 million plus accrued interest for services rendered prior to the spin-off from TWC under the Pre-Spin Services Agreement (collectively, "Pre-Spin Services Claims"). The Pre-Spin Services Claims were resolved pursuant to the terms of the Settlement Agreement.

    Purchase of Headquarters Building

    Pursuant to an agreement between WCG and TWC, among others, dated July 26, 2002 and amended by the First Amendment to the Real Property Purchase and Sale Agreement dated as of October 15, 2002 (collectively, the "Real Property Purchase and Sale Agreement"), WCG will purchase the Headquarters Building and certain related real and personal property for the aggregate amount of approximately $145 million (the "Purchase Price"). The Settlement Agreement also resolved WCG's defaults under the sale and subsequent leaseback transaction as a result of WCG's bankruptcy filing, and avoids any threat or risk that WCG would be evicted or otherwise lose possession of its headquarters.

    The Purchase Price consists of one promissory note for $100 million and one promissory note for approximately $45 million issued by Williams Technology Center, LLC ("WTC"), the Company and WCL to TWC (the "OTC Notes"). The obligations of WTC, the Company and WCL under the OTC Notes may be subject to reduction, depending on the disposition of certain aircraft leases described in greater detail in the Real Property Purchase and Sale Agreement (the "Aircraft Dry Leases"). WTC's, the Company's and WCL's obligations under the OTC Notes will be secured by and pursuant to a mortgage agreement (the "OTC Mortgage"), under which WTC granted a first priority mortgage lien and security interest in all of its right, title and interest in, to and under the Headquarters Building and such related real and personal property to TWC. The Settlement Agreement also contemplates that the Lenders receive a second priority mortgage lien and security interest in these same assets. The Real Property Purchase and Sale Agreement also provides that the OTC Notes will be secured in part by a second lien and security interest in 66% of the beneficial interest of WilTel Communications Pty Limited, an Australian corporation, which owns certain interests in PowerTel Limited, an Australian corporation. As described in the Real Property Purchase and Sale Agreement, WCL, WTC, and the Company are obligors under the OTC Notes, and the OTC Mortgage as set forth in the Real Property Purchase and Sale Agreement. See Note 12 for a further discussion of the OTC Notes' terms.

    The Real Property Purchase and Sale Agreement further provides that if, within one year after the date of the Settlement Agreement, WTC exchanges or disposes of or enters into an agreement to exchange or dispose of any or all of the Headquarters Building or the related real or personal property for an aggregate sales price in an amount greater than $150 million, WTC shall be required to prepay the OTC Notes in full and pay to TWC an

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

amount equal to the product of (i) 50% multiplied by (ii) the excess of the aggregate sales price over (A) $150 million less (B) the amount equal to (x) the aggregate consideration received by TWC in connection with the disposition of the Aircraft Dry Leases or (y) the amount of proceeds received by WCG in connection with the refinancing of the aircraft currently subject to the Aircraft Dry Leases pursuant to the terms of the Real Property Purchase and Sale Agreement.

    As described below, consummation of the transactions contemplated by the Real Property Purchase and Sale Agreement is conditioned upon satisfaction of the terms of the Escrow Agreement.

    TRANSACTIONS ON THE EFFECTIVE DATE

    The Bankruptcy Court approved the Plan at a hearing before the Bankruptcy Court on September 30, 2002 (the "Confirmation Hearing"). The order confirming the Plan was signed by the Bankruptcy Court on September 30, 2002 (the "Confirmation Order"), and the Confirmation Order was entered on the docket of the Bankruptcy Court on September 30, 2002. WCG reported the confirmation on its Current Report on Form 8-K dated October 11, 2002 (the "Confirmation Date 8-K"). The Confirmation Order was subject to certain conditions including gaining necessary FCC regulatory approvals to transfer control of licenses from WCG to the Company. Prior to the Effective Date, WCG, WCL and the Company applied to and received from the FCC special temporary authority to transfer control of all of the licenses to the Company. The granting of the special temporary authority from the FCC allowed the Company to emerge from the Bankruptcy Code proceedings on the Effective Date subject to an escrow agreement described below.

    On the Effective Date, pursuant to the Plan and the Confirmation Order, WilTel emerged as the successor to WCG. Also pursuant to the Plan and the Confirmation Order, on the Effective Date an aggregate of 22,000,000 shares of WilTel Common Stock ("Shares") were issued to Leucadia and an aggregate of 27,000,000 Shares were issued to a grantor trust (the "Residual Trust") among WCG, the Company and Wilmington Trust Corporation, as trustee (the "Residual Trustee"). A copy of the Plan is filed as Exhibit A to Exhibit 99.2 to WCG's Current Report on Form 8-K, filed on August 23, 2002 and is incorporated herein by reference. Modifications to the Plan are filed as Exhibit 99.3 to the Confirmation Date 8-K, and are incorporated herein by reference. A copy of the Confirmation Order is filed as Exhibit 99.1 to the Confirmation Date 8-K and is incorporated herein by reference. The Residual Trust is filed as Exhibit 99.1 to WilTel's Current Report on Form 8-K, filed on October 24, 2002 (the "Effective Date 8-K").

    Shares were issued to Leucadia under the Plan in two distributions. First, pursuant to a Purchase and Sale Agreement, dated as of July 26, 2002, between Leucadia and TWC (as amended on October 15, 2002, the "Purchase Agreement"), Leucadia acquired certain claims against WCG (the "TWC Assigned Claims") for a purchase price of $180 million by delivering into escrow pursuant to an Escrow Agreement, dated as of October 15, 2002, among the Company, Leucadia, TWC and The Bank of New York, as Escrow Agent (the "Escrow Agreement"), a letter of credit issued by Fleet Bank (the "TWC Letter of Credit"). Pursuant to the Purchase Agreement and the Escrow Agreement, 11,775,000 Shares were issued to Leucadia in satisfaction of the TWC Assigned Claims in accordance with the Plan. The Purchase Agreement is filed as Exhibit 99.5 to WCG's Current Report on Form 8-K, filed on July 31, 2002, and is incorporated herein by reference. Amendment No. 1 to the Purchase Agreement is filed as Exhibit 99.2 to the Effective Date 8-K and is incorporated herein by reference. The Escrow Agreement is filed as
Exhibit 99.3 to the Effective Date 8-K and is incorporated herein by reference.

    Second, pursuant to an Investment Agreement by and among Leucadia, WCG and WCL, dated as of July 26, 2002 (as amended on September 30, 2002 and October 15, 2002, the "Investment Agreement"), Leucadia invested $150 million in the Company by paying the Company $1,000 and delivering into escrow pursuant to the Escrow Agreement, a letter of credit issued by JP Morgan Chase Bank (the "Company Letter of Credit"), in exchange for

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

which 10,225,000 Shares were issued to Leucadia in accordance with the Plan. The Investment Agreement is filed as Exhibit 99.4 to WCG's Current Report on Form 8-K, filed on July 31, 2002, and is incorporated herein by reference. The First Amendment to the Investment Agreement is filed as Exhibit 99.4 to the Effective Date 8-K and is incorporated herein by reference. Amendment No. 2 to the Investment Agreement is filed as Exhibit 99.5 to the Effective Date 8-K and is incorporated herein by reference.

    In accordance with the terms of the Escrow Agreement, if the Company receives FCC Approval (as defined in the Escrow Agreement) for the transfer of control of the licenses issued to, WCL prior to February 28, 2003, the proceeds of the Company Letter of Credit will be paid to the Escrow Agent for disbursement to the Company in accordance with the terms of the Escrow Agreement, and the proceeds of the TWC Letter of Credit will be paid to the Escrow Agent for disbursement to TWC. The receipt of the necessary FCC Approval and giving notices required by the Escrow Agreement prior to February 28, 2003 are the only conditions of the Escrow Agreement. As of November 13, 2002, the Company has received approvals from the FCC to transfer both the domestic and international Section 214 licenses from WCG to WCL. The remaining approvals relate to cable landing, earth stations and microwave licenses. The Company believes that it will receive the related approvals from the FCC prior to February 28, 2003. If the Company does not deliver notice of FCC Approval on or before February 28, 2003, in accordance with the terms of the Escrow Agreement, then (a) the Company Letter of Credit and the TWC Letter of Credit will either expire by their respective terms on March 14, 2003, or will be returned to Leucadia, and (b) the purchase of the 10,225,000 Shares from the Company for $150 million and the TWC Assigned Claims from TWC for $180 million by Leucadia will be unwound. If such an unwind were to occur, the Company would not receive the $150 million contemplated by the Leucadia investment; and therefore, in order to maintain sufficient liquidity to execute on its business plan, the Company would need to pursue certain asset sales allowed by the Second Amended and Restated Credit and Guaranty Agreement ("Exit Credit Agreement") for working capital requirements. In addition, 10,225,000 Shares would be returned to the Company and 11,775,000 Shares would be returned to the Escrow Agent for distribution to TWC in accordance with the terms of the Escrow Agreement. Should that distribution to TWC occur, it is anticipated that TWC would hold approximately 30% of the outstanding Common Stock of WilTel.

    Capitalization, Corporate Governance and Leucadia Agreements

    WilTel was incorporated in the State of Nevada, while WCG continues to exist as a separate corporate entity in the State of Delaware in order to liquidate any residual assets and wind up its affairs. On the Effective Date, WCG transferred substantially all of its assets to allow WilTel the benefits of incorporating in Nevada and permit WilTel to operate the reorganized business unimpeded by concerns related to claims and assets which remained with WCG in bankruptcy. CG Austria continues to exist as a separate corporate entity, incorporated in the State of Delaware, and owned solely by WCL.

    Pursuant to the Plan and a Stockholders Agreement, dated October 15, 2002, between Leucadia and the Company (the "Stockholders Agreement"), Leucadia designated four members of the Company's nine member Board of Directors and four members of the initial reorganized Board of Directors of the Company were designated by the Official Committee of Unsecured Creditors of WCG. The ninth seat on the Board of Directors was allocated to the Chief Executive Officer of the Company. Accordingly, the current members of the Board of Directors are J. Patrick Collins, Ian M. Cumming, William H. Cunningham, Michael Diament, Alan J. Hirschfield, Jeffrey C. Keil, Michael P. Ressner, Joseph S. Steinberg, and Jeff Storey. Messrs. Cumming, Steinberg, Hirschfeld and Keil were designated by Leucadia, and Messrs. Collins, Cunningham, Diament and Ressner were designated by the Official Committee of Unsecured Creditors of WCG. As of October 31, 2002, Mr. Storey is the newly-elected Chief Executive Officer of the Company.

    Pursuant to the articles of incorporation of WilTel (the "Charter"), it authorized 200 million shares of WilTel Stock, of which 50,000,000 was issued under the Plan and outstanding, and 100 million

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

shares of preferred stock, of which no shares were issued and outstanding. Leucadia may not acquire or agree to acquire any Company security except in connection with: (1) the New Investment, (2) prior approval by a majority of the members of the Company Board of Directors that are independent or by holders of a majority of the Company voting securities that are not owned by Leucadia voting together as a single class, (3) for certain other acquisitions so long as Leucadia would not hold in excess of 49% of the Company voting securities following such acquisition, and (4) after the second anniversary of the Effective Date.

    Pursuant to the Plan, and as filed with the Secretary of State of the State of Nevada, the Charter prohibits the issuance of non-voting equity securities and imposes certain restrictions on the transfer of the Corporation Securities (as defined in the Charter) with respect to persons who are, or become, five-percent shareholders of the Company (the "Five-percent Ownership Limitation"). The Five-percent Ownership Limitation provides that any transfer of, or agreement to transfer, Corporation Securities prior to the end of the effectiveness of the restriction (as described below) shall be prohibited if either (y) the transferor holds five percent or more of the total fair market value of the Corporation Securities (a "Five-percent Shareholder") or (z) to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (1) any person or group of persons shall become a Five-percent Shareholder, or (2) the holdings of any Five-percent Shareholder shall be increased, excluding issuances of WilTel Stock under the Plan (any such transaction a "Five-percent Transaction"). Each certificate representing shares of WilTel Stock bears a legend that re-states the applicable provisions of the Charter (Article IV, Sections 3.C, 3.D, and 3.E).

     The Five-percent Ownership Limitation on transfers will not apply to: (i) certain transactions approved by the WilTel Board; (ii) an acquisition by Leucadia of shares of the Corporation Securities that, as a percentage of the total shares outstanding, is not greater than the difference between 49% and the percentage of the total shares outstanding acquired by Leucadia or any of its subsidiaries in the Plan plus any additional Corporation Securities acquired by Leucadia and its subsidiaries; and (iii) certain other transactions specified in the Charter if, prior to the transaction, the WilTel Board or a duly authorized committee thereof determines in good faith upon request of the transferor or transferee that the transaction meets certain specified criteria.

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

    The By-Laws of the Company (the "By-Laws") were adopted on the Effective Date in accordance with the Plan. The Board of Directors of the Company subsequently amended the By-Laws on October 15, 2002.

    Leucadia has entered into a Registration Rights Agreement with the Company by which the Company has granted Leucadia certain rights to obligate the Company to register for sale under the Securities Act of 1933, the Shares owned by Leucadia or its affiliates, including the Shares issued pursuant to the Plan.

    Leucadia and the Company have entered into a Stockholder Rights and Co-Sale Agreement (the "Co-Sale Agreement") by which, among other things, certain persons are eligible to participate on proposed issuances or actual issuances of Rights Securities (as defined in the Co-Sale Agreement) to Leucadia until the fifth anniversary of the Effective Date. In addition, certain holders of the Company's securities would be eligible to participate in any transfer (other than Exempt Transactions, as defined in the Co-Sale Agreement, and transfers to affiliates of Leucadia) by Leucadia of 33% or more of the shares of Company Common Stock outstanding until the fifth anniversary of the Effective Date. For more information regarding the rights available to holders of the Company's securities, refer to the Co-Sale Agreement, including, among other provisions, the definition of an "Initial Holder" under the Co-Sale Agreement that includes a requirement that each such holder submit an affidavit to the Company (included in the Co-Sale Agreement) within ninety days of the Effective Date.

    On October 28, 2002, Leucadia purchased in a private transaction 1.7 million shares of WilTel's Stock as reported on Schedule 13-D filed on October 30, 2002, which brings Leucadia's ownership interest in WilTel to 47.4% (44% of which is subject to the terms of the Escrow Agreement). In addition, Leucadia has appointed four directors, including its Chairman of the Board and its President, to the nine member Board of Directors of the Company.

    Additional Effective Date Transactions

    In addition, the following transactions, among others, occurred on the Effective Date pursuant to the Plan (capitalized terms used but not defined herein have the meaning ascribed to them in the Plan):

    (a) WilTel issued 1,000,000 shares (or 2%) of WilTel Stock to WCG for distribution in the event of a settlement or judgment, if any, with respect to holders of Securities Fund Channeled Actions.

    (b) WCG transferred all of its assets, other than the Residual Assets, to WilTel.

    (c) WCG issued the Residual Share to the Residual Trust.

    (d) All of the Restated Credit Documents were executed and delivered and became effective, and $350 million was paid to the Lenders thereunder.

    (e) Each of the transactions that comprise the TWC Settlement occurred or were implemented and became binding and effective in all respects (subject to the Escrow Agreement), including:

        (1) TWC contributed the TWC Contributed Distribution for the benefit of holders of Class 5/6 Channeled Actions;

        (2) documents to effect the sale by Williams Headquarters Building Company of the Building Purchase Assets to WTC pursuant to the Real Property Purchase and Sale Agreement were deposited into escrow with The Bank of New York, as Escrow Agent, for distribution at such time as the $330 million proceeds of the Leucadia New Investment and purchase of TWC Assigned Claims are released to the Company and TWC, respectively, pursuant to the terms of the Escrow Agreement;

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

        (3) all of the releases contemplated by the TWC Settlement became binding and effective, including releases whereby WCG, WCG's current and former directors and officers, and the Committee released TWC and its current and former directors, officers, and agents; in addition, TWC released WCG and WCG's current and former directors and officers, including the claims TWC alleges it has against WCG's non-debtor subsidiaries; and

        (4) all other transactions contemplated under the TWC Settlement were consummated.

    (f) The Company and TWC entered into a Stockholders Agreement and Registration Rights Agreement which will become effective, if at all, at such time as Leucadia is required to surrender its WilTel Stock to the Company and TWC in accordance with the terms of the Escrow Agreement.

    (g) As contemplated by the Settlement Agreement, the Confirmation Order provides an injunction with respect to (a) channeling all personal claims of WCG's unsecured creditors against TWC and deeming them satisfied from the consideration provided by TWC under the Settlement Agreement; and (b) channeling all remaining securities actions against WCG's officers and directors to a "fund" consisting of up to 2% of WilTel's common stock and the right to collect under WCG's director and officer liability insurance policies.

    (h) Pursuant to the Settlement Agreement, TWC transferred to WCG all of its rights in the "WilTel" and "WilTel Turns Up Worldwide" marks, and in exchange WCG agreed to amend the term of the Trademark License Agreement, dated April 23, 2001, between TWC and WCG, to two years following the Effective Date, at which time the Company would no longer have the right to use the "Williams" mark, the "Williams Communications" mark, and certain other "Williams" related marks. The transfer of these rights was effectuated through an Assignment of Rights Agreement between Williams Information Services Corporation ("WISC") and WCL pursuant to which WISC agreed to grant, sell, and convey to WCL all of its right, title, and interest in the United States and Canada to the trademarks "WilTel" and "WilTel Turns Up Worldwide."

    (i) WCG has various administrative service and support contracts with TWC. The Settlement Agreement provides for the continuation of only those contracts between WCG and the TWC entities that WCG views as favorable (the "TWC Continuing Contracts"), as well as modification to certain of those TWC Continuing Contracts to waive any rights to an unfavorable alteration of contract terms due to the New Investment or the transactions contemplated by the Plan.

    (j) All other payments, deliveries and other distributions to be made pursuant to the Plan or the Restated Credit Documents on or as soon as practicable after the Effective Date were made or duly provided for.

ADOPTION OF FRESH START ACCOUNTING

     An estimate of the effect of fresh start accounting and the escrow release as of September 30, 2002 is presented below. For purposes of this presentation, the Company assumed an equity valuation of $750 million and indebtedness of $571 million, which would yield an enterprise value of $1.3 billion. However, the final enterprise value could range from $1.2 billion to $1.6 billion. The fresh start accounting adjustments are based on preliminary valuation information and will change based upon receiving a final appraisal for long-lived assets, the final fair value determinations for other assets and liabilities and completing the analysis of the impact of adopting new accounting standards. In addition, the pro forma presentation does not include the effect of October 2002 financial results. Therefore, the final reorganization fair value that will be allocated to the Company's assets and liabilities as of October 31, 2002 will be different from the pro forma amounts presented below. The Company

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

chose to adopt fresh start accounting on October 31, 2002 to coincide with its normal monthly financial closing cycle.



                                     HISTORICAL                                FRESH START
                                     SEPTEMBER       NEW           DEBT        ACCOUNTING     ESCROW
                                      30, 2002    INVESTMENT    RESTRUCTURING  ADJUSTMENTS    RELEASE       TOTAL
                                     ----------   ----------    -------------  -----------    --------      -----
                                                                    (IN MILLIONS)
ASSETS

Current assets                       $    889.9   $        --    $  (350.0)     $      1.8    $ 150.0     $   691.7
Long-term assets                        4,040.3            --         (3.2)       (2,311.1)        --       1,726.0
                                     ----------   -----------    ---------      ----------    -------     ---------
Total assets                         $  4,930.2   $        --    $  (353.2)     $ (2,309.3)   $ 150.0     $ 2,417.7
                                     ==========   ===========    =========      ==========    =======     =========

LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)
Long-term debt due within one
 year                                   $ 384.9   $        --    $  (350.0)     $    (21.6)   $    --     $    13.3
Current liabilities subject to                             --                                      --            --
 compromise                               243.3                     (243.3)
                                                                        --
Other current liabilities                 528.1            --           --            12.7         --         540.8
                                     ----------   -----------    ---------      ----------    -------     ---------
   Total current liabilities            1,156.3            --       (593.3)           (8.9)        --         554.1

Long-term debt                            669.0            --           --          (111.5)        --         557.5
Long-term liabilities subject to
 compromise                             4,603.9            --     (4,603.9)             --         --            --
Other long-term liabilities               423.5            --           --            95.9         --         519.4
                                     ----------   -----------    ---------      ----------    -------     ---------
   Total long-term liabilities          5,696.4            --     (4,603.9)          (15.6)        --       1,076.9

Minority interest                          36.7            --           --              --         --          36.7
6.75% redeemable cumulative
 convertible preferred stock              166.1            --           --          (166.1)        --            --

Stockholders' equity:
 Common stock and capital in
  excess of par value                   3,998.3         150.0        600.0     (   3,998.3)        --         750.0
 Subscriptions receivable                    --        (150.0)          --              --      150.0            --
 Accumulated deficit and other
  comprehensive loss                   (6,123.6)           --      4,244.0         1,879.6         --            --
                                     ----------   -----------    ---------      ----------    -------     ---------
Total stockholders' equity
 (deficit)                             (2,125.3)           --      4,844.0     (   2,118.7)     150.0         750.0
                                     ----------   -----------    ---------      ----------    -------     ---------

Total liabilities and
 stockholders' equity (deficit)      $  4,930.2   $  --          $  (353.2)     $ (2,309.3)   $ 150.0     $ 2,417.7
                                     ==========   ===========    =========      ==========    =======     =========

    New Investment: Recognizes the $150 million investment by Leucadia as a subscription receivable until the proceeds placed in escrow are released.

    Debt Restructuring: Includes the $350 million prepayment on the credit facility and the discharge of liabilities subject to compromise.

    Fresh Start: Represents preliminary adjustments to the carrying value of assets and liabilities to fair value and the estimated effect of adopting Statement of Financial Accounting Standards ("SFAS") 143, "Accounting for Asset Retirement Obligations".

    Escrow Release: Assumes the release of funds from escrow prior to February 28, 2003, resulting in the receipt of the $150 million Leucadia investment.

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

3. DEBTORS' FINANCIAL INFORMATION

    The condensed combined financial information for the Debtors as of and for the three and nine months ended September 30, 2002 is as follows:

                        CONDENSED COMBINED BALANCE SHEET
                              DEBTORS IN POSSESSION
                                   (UNAUDITED)

                                                                                                SEPTEMBER 30,
                                                                                                    2002
                                                                                                --------------
                                                                                                (IN THOUSANDS)
        ASSETS
        Current assets:
           Cash and cash equivalents                                                              $        430
           Short-term investments                                                                       19,284
           Employee notes receivable less allowance of $7,164,000                                        4,396
           Other                                                                                           863
                                                                                                  ------------
         Total current assets                                                                           24,973
        Investments:
           Equity in wholly-owned subsidiary                                                         2,937,013
           Receivable from wholly-owned subsidiary                                                      50,000
        Employee notes receivable                                                                        8,356
        Security deposits                                                                                3,550
                                                                                                  ------------
        Total assets                                                                              $  3,023,892
                                                                                                  ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT Current liabilities:
           Current liabilities not subject to compromise:
             Accounts payable                                                                     $        751
             Accrued liabilities:
                Retention accruals                                                                      12,836
                Other                                                                                      901
                                                                                                  ------------
           Total current liabilities not subject to compromise                                          14,488
           Current liabilities subject to compromise                                                   243,306
                                                                                                --------------
        Total current liabilities                                                                      257,794
        Long-term retention accruals                                                                    21,412
        Long-term liabilities subject to compromise                                                  4,703,904
        6.75% redeemable cumulative convertible preferred stock, $0.01 par value,
           500 million preferred shares authorized, 3.3 million 6.75% redeemable cumulative convertible shares outstanding, aggregate liquidation
           preference of $166.1 million                                                                166,106
        Stockholders' deficit:
           Class A common stock, $0.01 par value, 1 billion shares authorized,
             496.1 million shares outstanding                                                            4,961
           Capital in excess of par value                                                            3,993,380
           Accumulated deficit                                                                      (6,106,060)
           Accumulated other comprehensive loss                                                        (17,605)
                                                                                                  ------------
        Total stockholders' deficit                                                                 (2,125,324)
                                                                                                  ------------
        Total liabilities and stockholders' deficit                                               $  3,023,892
                                                                                                  ============

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                              DEBTORS IN POSSESSION
                                   (UNAUDITED)

                                                                       THREE MONTHS           NINE MONTHS
                                                                          ENDED                  ENDED
                                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                                           2002                   2002
                                                                       -------------          -------------
                                                                                 (IN THOUSANDS,
                                                                            EXCEPT PER SHARE AMOUNTS)
Operating expenses:
   Selling, general and administrative expenses                         $      (870)            $  (3,245)
   Provision for employee note receivable                                    (7,164)               (7,164)
   Restructuring charges                                                        899                  (220)
                                                                        -----------             ---------
     Total operating expenses                                                (7,135)              (10,629)
Investing income                                                                289                   616
Reorganization items, net                                                   (22,512)              (21,637)
                                                                        -----------             ---------
Loss before equity in net loss of wholly-owned subsidiary                   (29,358)              (31,650)
Equity in net loss of wholly-owned subsidiary                              (195,415)             (769,504)
                                                                        -----------             ---------
Net loss                                                                   (224,773)             (801,154)
Preferred stock dividends and amortization of preferred stock
 issuance costs                                                                   --                (5,473)
                                                                        -----------            ----------
Net loss attributable to common stockholders                            $  (224,773)           $ (806,627)
                                                                        ===========            ==========

Basic and diluted loss per share:
   Net loss attributable to common stockholders                         $      (.45)           $    (1.62)
                                                                        ===========             =========

   Weighted average shares outstanding                                      499,566               497,435

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                              DEBTORS IN POSSESSION
                                   (UNAUDITED)

                                                                                                 NINE MONTHS
                                                                                                    ENDED
                                                                                                 SEPTEMBER 30,
                                                                                                     2002
                                                                                                 -------------
                                                                                                (IN THOUSANDS)
        OPERATING ACTIVITIES
        Net loss                                                                                  $   (801,154)
        Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
           Non-cash reorganization items, net                                                           (5,395)
           Provision for employee note receivable                                                        7,164
           Equity in net loss of wholly-owned subsidiary                                               769,504
           Cash provided by (used in) changes in:
             Receivables                                                                                  (477)
             Other current assets                                                                          282
             Accounts payable                                                                            2,621
             Accrued liabilities                                                                           711
             Current and non-current retention accruals                                                 21,239
             Other                                                                                         143
                                                                                                  ------------
        Net cash used in operating activities                                                           (5,362)

        FINANCING ACTIVITIES
        Change in receivable from wholly-owned subsidiary                                               (5,143)
        Proceeds from issuance of common stock, net of expenses                                          9,329
        Preferred stock dividends paid                                                                  (4,161)
                                                                                                  ------------
        Net cash provided by financing activities                                                           25

        INVESTING ACTIVITIES
        Payments received on receivable of wholly-owned subsidiary                                      25,000
        Purchase of short-term investments                                                             (24,896)
         Proceeds from sales of investments                                                              5,663
                                                                                                  ------------
         Net cash provided by financing activities                                                       5,767

        Increase in cash and cash equivalents                                                              430
        Cash and cash equivalents at beginning of period                                                    --
                                                                                                  ------------
        Cash and cash equivalents at end of period                                                $        430
                                                                                                  ============

RECEIVABLE FROM WHOLLY-OWNED SUBSIDIARY

    As of September 30, 2002, WCG's receivable from WCL consists of an eight-year promissory note entered into on November 1, 1999. The note does not currently bear interest. On April 22, 2002, WCG contributed $9.6 billion of this promissory note to member's equity of WCL leaving a balance of $75.0 million. In addition, on April 22, 2002, WCL paid to WCG $25 million, leaving a balance of $50.0 million, in order to fund the expenses of the Chapter 11 Case in accordance with the Cash Collateral Order.

EMPLOYEE NOTES RECEIVABLE

     In the course of the spin-off from TWC, WCG inherited a long-established loan program from TWC under which TWC extended loans to its executives to purchase TWC stock (the "Executive Loans"). At the time of the spin-off, six executives had outstanding loans with TWC. As part of the spin-off, the Executive Loans were transferred to WCG. On October 10, 2002, the Bankruptcy Court approved a settlement agreement between WCG and John C. Bumgarner, a former officer of WCG who participated in the TWC loan program. The agreement

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


provided that WCG would settle a $6.9 million executive loan plus accrued interest in return for the loan's collateral of TWC and WCG stock and approximately $7 million of face value of WCG's senior redeemable notes. WCG recognized a loss of approximately $7 million in the three and nine months ended September 30, 2002 related to the agreement. See Note 16 for further details.

LIABILITIES SUBJECT TO COMPROMISE

    Liabilities of the Debtors subject to compromise consisted of the following:

                                                                                                    AS OF
                                                                                                 SEPTEMBER 30,
                                                                                                     2002
                                                                                                --------------
                                                                                                (IN THOUSANDS)
        Current liabilities subject to compromise:
           Accounts payable                                                                       $     102,058
           Interest accrued                                                                             136,701
           Preferred stock dividends accrued                                                              4,547
                                                                                                  -------------
               Total current liabilities subject to compromise                                          243,306

         Long-term liabilities subject to compromise:
           Long-term debt:
             Senior Redeemable Notes                                                                  2,449,000
             ADP Claims                                                                                 753,867
             Senior Reset Note                                                                        1,500,000
             Other                                                                                        1,037
                                                                                                  -------------
               Total long-term liabilities subject to compromise                                      4,703,904
                                                                                                  -------------

        Total liabilities subject to compromise                                                   $   4,947,210
                                                                                                  =============

    Senior Redeemable Notes

     The Senior Redeemable Notes were unsecured obligations of WCG. On April 1, 2002, WCG did not make interest payments totaling approximately $91 million due under the terms of one of the Senior Redeemable Notes indentures. The failure to make that payment resulted in a default under that indenture. In addition, the filing of WCG's voluntary petition under chapter 11 resulted in a default under each of the indentures governing the Senior Redeemable Notes. The senior redeemable noteholders received WilTel Stock in accordance with the Plan.

    ADP Claims

    This note was included in the Settlement Agreement (see Note 2).

    Senior Reset Note

    This note was included in the Settlement Agreement (see Note 2).

REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK

    The Company paid its preferred stock dividends through January 2002. As of the commencement of the Chapter 11 Case, WCG ceased accruing dividends on its preferred stock. In July 2002, approximately 1.7 million shares of preferred stock were converted into approximately 3.0 million shares of its common stock at the request of a preferred stockholder. Each share of preferred stock converted into 1.7610 shares of common stock.

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


Because of the priority requirements of the Bankruptcy Code, the holders of the preferred stock received no distribution under the Plan and the preferred stock was cancelled upon consummation of the Plan.

CLASS A COMMON STOCK

    Because of the priority requirements of the Bankruptcy Code, the holders of WCG common stock received no distribution under the Plan and the common stock was cancelled upon consummation of the Plan.

REORGANIZATION ITEMS, NET -- DEBTORS

                                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                                             2002                  2002
                                                                         --------------        ------------
                                                                                   (IN THOUSANDS)
Reorganization items, net:
   Gain on forgiveness of interest                                        $     4,125           $    73,898
   Write-off of deferred financing costs                                          --                (58,448)
   Write-off of debt discounts                                                    --                (10,055)
   Retention bonus agreements                                                 (21,239)              (21,239)
   Professional fees and other                                                 (5,398)               (5,793)
                                                                          -----------           -----------
                                                                          $   (22,512)          $   (21,637)
                                                                          ===========           ===========


     As discussed in Note 2, in March 2002, certain provisions of the indenture related to the Trust Notes were amended. The amendment, among other things, provided that TWC would make the required March and September 2002 interest payments totaling approximately $115 million on behalf of WCG to WCG Note Trust, and WCG would not be required to reimburse TWC for these interest payments. Since the interest accrued on these notes was not a claim in the Chapter 11 Case, WCG recognized a gain of $4.1 million and $73.9 million for the three and nine months ended September 30, 2002, respectively, in accordance with SOP 90-7.

    In second quarter 2002, WCG wrote off deferred financing costs and debt discounts associated with liabilities subject to compromise in accordance with SOP 90-7 since the deferred financing costs and debt discount do not have a remaining useful life due to the Chapter 11 Case.

     As discussed in Note 16, WCG has retention bonus agreements in place in which WCG has recorded $21.2 million in reorganization expense for the three and nine months ended September 30, 2002 primarily related to taxes on the retention bonus agreements, inasmuch as the Company has committed to pay pursuant to those agreements an aggregate of up to $20 million for taxes incurred by the beneficiaries of those agreements.

    Professional fees and other primarily consists of professional fees for legal and financial advisory services.

4. SEGMENT REVENUES AND INCOME (LOSS)

     The Company evaluates performance based upon segment loss from operations, which is operating EBITDA. Operating EBITDA, as defined by the Company, represents earnings before interest, income taxes, depreciation and amortization and other unusual, non-recurring or non-cash items, such as asset impairments and restructuring charges, equity earnings or losses and minority interest. Operating EBITDA for 2001 also excludes lease costs attributable to the Company's operating lease agreement covering a portion of the Company's fiber-optic network (operating lease costs). A reconciliation of operating EBITDA to loss from operations is provided below. Intercompany sales are generally accounted for as if the sales were to unaffiliated third parties.

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

                                                              EMERGING
                                               NETWORK        MARKETS        OTHER      ELIMINATIONS     TOTAL
                                               -------        -------        -----      ------------     -----
                                                                        (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 2002
Revenues:
   Capacity and other                        $   272,980    $    33,168   $        --   $        --    $   306,148
   Intercompany                                    8,466             32            --         (8,498)           --
                                             ------------   -----------   ------------  ------------   -----------
Total segment revenues                       $   281,446    $    33,200   $        --   $     (8,498)  $   306,148
                                             ===========    ===========   ============  ============   ===========
Costs of sales:
   Capacity and other                        $   249,097    $    19,190   $        --   $        --    $   268,287
   Intercompany                                       32          8,466            --         (8,498)           --
                                             -----------    -----------   ------------  ------------   -----------
Total cost of sales                          $   249,129    $    27,656   $        --   $     (8,498)  $   268,287
                                             ===========    ===========   ============  ============   ===========

Operating EBITDA:
   Income (loss) from operations             $  (144,759)   $   (17,397)  $      3,616   $       --    $  (158,540)
   Adjustments to reconcile income
     (loss) from operations to operating
     EBITDA:
     Depreciation                                132,351          11,462           --            --        143,813
     Other:
        Credit resulting from exit cost
           reserves no longer required               --             --          (3,573)          --         (3,573)
        Asset impairments and
           restructuring charges                    (372)         2,188            --            --          1,816
                                             -----------    -----------   ------------  ------------   -----------
Operating EBITDA                             $   (12,780)   $    (3,747)  $         43  $        --    $   (16,484)
                                             ===========    ===========   ============  ============   ===========


                                                              EMERGING
                                               NETWORK        MARKETS        OTHER       ELIMINATIONS     TOTAL
                                               -------        -------        -----       ------------     -----
                                                                        (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenues:
   Capacity and other                        $   254,651    $    43,125  $         --    $        --    $   297,776
   Intercompany                                   16,449            115            --         (16,564)           --
                                             -----------    -----------   ------------   ------------   -----------
Total segment revenues                       $   271,100    $    43,240   $        --    $    (16,564)  $   297,776
                                             ===========    ===========   ============   ============   ===========
Costs of sales:
   Capacity and other                        $   221,491    $    22,682  $         --    $        --    $   244,173
   Intercompany                                      115         16,449            --         (16,564)           --
                                             -----------    -----------   ------------   ------------   -----------
Total cost of sales                          $   221,606    $    39,131   $        --    $    (16,564)  $   244,173
                                             ===========    ===========   ============   ============   ===========

Operating EBITDA:
   Loss from operations                      $  (340,186)   $   (27,318)  $       (868)  $         --   $  (368,372)
   Adjustments to reconcile loss from
      operations to operating EBITDA:
     Depreciation and amortization               137,232          9,220            156             --       146,608
     Operating lease costs                         7,918             --             --             --         7,918
     Other:
        Asset impairments and
           restructuring charges                 180,000         11,315             --             --       191,315
                                             -----------    -----------   ------------   ------------   -----------
Operating EBTIDA                             $   (15,036)   $    (6,783)  $       (712)  $         --   $   (22,531)
                                             ===========    ===========   ============   ============   ===========

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


                                                              EMERGING
                                               NETWORK        MARKETS        OTHER       ELIMINATIONS      TOTAL
                                               -------        -------        -----       ------------      -----
                                                                        (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2002
Revenues:
   Capacity and other                        $   788,935    $   108,917   $        --    $        --    $   897,852
   Intercompany                                   29,862            134            --         (29,996)           --
                                             -------------  -----------   ------------   ------------   -----------
Total segment revenues                       $   818,797    $   109,051   $        --    $    (29,996)  $   897,852
                                             ===========    ===========   ============   ============   ===========
Costs of sales:
   Capacity and other                        $   713,433    $    72,475   $        --    $        --    $   785,908
   Intercompany                                      134         29,862            --         (29,996)           --
                                             -----------    -----------   ------------   ------------   -----------
Total cost of sales                          $   713,567    $   102,337   $        --    $    (29,996)  $   785,908
                                             ===========    ===========   ============   ============   ===========

Operating EBITDA:
   Income (loss) from operations             $  (452,995)   $   (75,580)  $      3,130    $       --    $  (525,445)
   Adjustments to reconcile income
      (loss) from operations to operating
      EBITDA:
     Depreciation                                388,482         40,630           --              --        429,112
     Other:
       Settlement accruals and gains, net         28,644             --            --             --         28,644
       Credit resulting from exit cost
         reserves no longer required                 --              --          (3,573)          --         (3,573)
       Asset impairments and
         restructuring charges                     9,722          4,998            429            --         15,149
                                             -----------    -----------   ------------   ------------   -----------
Operating EBITDA                             $   (26,147)   $   (29,952)  $        (14)  $        --    $   (56,113)
                                             ===========    ===========   ============   ============   ===========


                                                              EMERGING
                                               NETWORK        MARKETS        OTHER       ELIMINATIONS       TOTAL
                                               -------        -------        -----       ------------       -----
                                                                        (IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenues:
   External customers:
     Dark fiber                              $     9,101    $        --    $        --   $         --     $    9,101
     Capacity and other                          722,834        123,243             --             --        846,077
                                             -----------    ------------  ------------   ------------     ----------
   Total external customers                      731,935        123,243             --             --        855,178
   Intercompany                                   43,083            314             --        (43,397)            --
                                             -----------    -----------   ------------   ------------     ----------
Total segment revenues                       $   775,018    $   123,557   $         --   $    (43,397)    $  855,178
                                             ===========    ===========   ============   ============     ==========
Costs of sales:
   Dark fiber                                $     3,177    $        --   $         --   $         --     $    3,177
   Capacity and other                            671,546         71,047             --             --        742,593
   Intercompany                                      314         43,083             --        (43,397)            --
                                             -----------    -----------   ------------   ------------     ----------
Total cost of sales                          $   675,037    $   114,130   $         --   $    (43,397)    $  745,770
                                             ===========    ===========   ============   ============     ==========

Operating EBITDA:
   Loss from operations                      $  (594,584)   $   (58,905)  $     (3,309)  $        --      $ (656,798)
   Adjustments to reconcile loss from
      operations to operating EBITDA:
     Depreciation and amortization               314,234         24,626            379             --        339,239
     Operating lease costs                        29,384             --             --             --         29,384
     Other:
        Asset impairments and
           restructuring charges                 180,000         11,315             --             --        191,315
                                             -----------    -----------   ------------   ------------     ----------
Operating EBTIDA                             $   (70,966)   $   (22,964)  $     (2,930)  $         --     $  (96,860)
                                             ===========    ===========   ============   ============     ==========

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

                                                         TOTAL ASSETS
                                              ---------------------------------
                                               SEPTEMBER 30,     DECEMBER 31,
                                                    2002                   2001
                                              ---------------      ------------
                                                       (IN THOUSANDS)
Network                                           $4,038,392       $  4,446,479
Emerging Markets                                     200,394            230,155
Other                                                691,459          1,315,392
                                               -------------       ------------
  Total                                        $   4,930,245       $  5,992,026
                                               =============       ============


    As discussed in Note 2, the WCG's Chairman of the Board of Directors ("Chairman") and Chief Executive Officer ("CEO") resigned on October 15, 2002. The Company has historically designated the Chairman and CEO as its chief operating decision maker as defined in SFAS 131, "Disclosures About Segments of An Enterprise and Related Information". As of October 31, 2002, the Chairman is a separate position from the CEO position. As a result of this change along with other organizational changes, during fourth quarter 2002, the Company will be evaluating whether changes to the segment definition and the measure of segment profit and loss are warranted.

5. ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

    Asset impairments and restructuring charges, net for the three months ended September 30, 2002 primarily include $2.2 million of charges related to the early termination of a lease agreement. Asset impairments and restructuring charges, net for the nine months ended September 30, 2002 primarily include $12.3 million for workforce reductions of approximately 750 employees and $2.2 million related to the early termination of a lease agreement.

    In October 2002, the Company announced it would further reduce its current workforce by eliminating approximately 300 positions across the Company between now and the end of the year. The Company estimates severance expense of approximately $9 million in fourth quarter 2002 related to these workforce reductions. However, the Company continues to evaluate the size of its current workforce and further reductions are likely.

    During third quarter 2002, the Company compared estimated future net cash flows associated with its long-lived assets with the remaining basis of such long-lived assets on a going concern basis, and determined its remaining basis in its long-lived assets was recoverable through future cash flows. Estimates of future net cash flows used for potential impairment analysis are consistent with estimates used by the financial advisors to arrive at enterprise value and include assumptions regarding decreased prices for the Company's products and services, significant increases in sales quantities in periods beyond 2002 and that the Company has adequate liquidity. It is anticipated that the adoption of fresh start accounting will result in a reduction in its carrying value of long-lived assets by approximately $2.3 billion as a result of the enterprise value that was determined in conjunction with formulating the plan of reorganization. The enterprise value is based on a discounted cash flow methodology whereas the impairment test utilizes undiscounted cash flows. This is the primary reason no impairment is necessary at September 30, 2002 but yet a reduction in the carrying value of long-lived assets will be necessary at the adoption of fresh start accounting.

    Asset impairments and restructuring charges for the three and nine months ended September 30, 2001 include an impairment charge of $150.0 million related to excess optronics, an impairment charge of $30.0 million representing the write-off of project costs that would not be completed because of funding constraints and/or personnel reductions and an impairment charge of $11.3 million related to goodwill associated with its satellite operations.

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

6. OTHER OPERATING INCOME, NET

    Transactions included in segment loss

    The Company recorded other operating expense, net of $0.7 million for the three months ended September 30, 2002 and other operating income, net of $18.2 million for the nine months ended September 30, 2002 which includes cash settlement gains of $17.8 million for the nine months ended September 30, 2002 related to various agreements.

    For the nine months ended September 30, 2001, the Company recorded other operating income of $8.0 million in second quarter 2001 relating to a settlement of a claim.

    Transactions excluded from segment loss

    Other operating income of $3.6 million for the three months ended September 30, 2002 represents a credit resulting from the determination that remaining liabilities accrued for exit costs established in previous years related to various business sales and abandonments were no longer required.

    Other operating expense, net of $25.0 million for the nine months ended September 30, 2002 includes a $35.0 million accrual for contingent liabilities partially offset by a $3.6 million credit discussed above, a settlement gain of $3.5 million and income of $2.9 million related to revisions of estimated costs associated with the sale of SUSA fiber in fourth quarter 2001.

7. INVESTING INCOME (LOSS)

     Income (loss) from investments

    The Company incurred no income from investments for the three months ended September 30, 2002 and income from investments was not significant for the nine months ended September 30, 2002.

    The Company entered into an agreement with America Movil, S.A. de C.V. in second quarter 2001 to sell its remaining economic interest in Algar Telecom Leste, S.A. ("ATL"). The agreement closed in third quarter 2001 and WCG received $309.6 million in cash with an additional $90.0 million received from America Movil in 2002. The Company recognized a gain from the sale of $45.1 million.

     The Company sold portions of its investments in certain marketable equity securities for gross realized gains of $61.9 million and gross realized losses of $40.5 million for the nine months ended September 30, 2001.

    The Company recognized a loss of $42.0 million and $135.7 million for the three and nine months ended September 30, 2001, respectively, related to write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary.

    The Company also recorded income of $40.9 million for the nine months ended September 30, 2001 from the change in the market value of cashless collars on certain marketable equity securities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended since the cashless collars did not qualify as a hedge. Cashless collars were terminated during the first half of 2001 yielding proceeds of $40.9 million.

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

     Equity losses

     In third quarter 2001, the Company incurred equity losses of $20.0 million related to an investment entered into in third quarter 2001 with iBEAM Broadcasting Corp. ("iBEAM"). Under the terms of the agreement, the Company invested $20 million in cash and agreed to provide $10 million of future services to iBEAM in exchange for convertible preferred stock of iBEAM representing approximately a 49% ownership of iBEAM. In October 2001, WCG entered into an agreement to purchase substantially all assets and assume certain liabilities of iBEAM, including substantially all of iBEAM's customer contracts and facility and equipment leases, for $25 million. The transaction included a loan of operating funds from the Company to ensure uninterrupted operations of iBEAM until consummation of the asset sale, at which time the loan was repaid from the proceeds of the sale. Concurrently, iBEAM announced that it had commenced a case under the Bankruptcy Code. The Company's agreement to purchase the iBEAM assets and the related loan were subject to Bankruptcy Court approval, and the purchase of assets was further subject to an auction to be conducted under the auspices of the Bankruptcy Court. On November 1, 2001, the Bankruptcy Court approved the WCG loan and established procedures for the auction. In third quarter 2001 and until approval of the purchase was obtained from the Bankruptcy Court, the Company accounted for its investment in iBEAM under the equity method of accounting.

8. REORGANIZATION ITEMS, NET

                                                                    THREE MONTHS          NINE MONTHS
                                                                       ENDED                 ENDED
                                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                                        2002                 2002
                                                                    -------------         -----------
                                                                             (IN THOUSANDS)
Reorganization items, net:
   Gain on forgiveness of interest                                   $   4,125            $   73,898
   Write-off of deferred financing costs                                   --                (92,391)
   Write-off of debt discounts                                             --                (10,055)
   Retention bonus agreements                                          (21,239)              (21,239)
   Retention incentive expense                                         (12,656)              (12,656)
   Professional fees and other                                         (23,803)              (55,706)
   Interest income                                                       1,293                 2,270
                                                                     ---------             ----------
                                                                     $ (52,280)            $ (115,879)
                                                                     =========             ==========

     As discussed in Note 2, in March 2002, certain provisions of the indenture related to the Trust Notes were amended. The amendment, among other things, provided that TWC would make the required March and September 2002 interest payments totaling approximately $115 million on behalf of WCG to WCG Note Trust, and WCG would not be required to reimburse TWC for these interest payments. Since the interest accrued on these notes was not a claim in the Chapter 11 Case, the Company recognized a gain of $4.1 million and $73.9 million for the three and nine months ended September 30, 2002, respectively, in accordance with SOP 90-7.

    In second quarter 2002, the Company wrote off deferred financing costs and debt discounts associated with liabilities subject to compromise and a portion of the deferred financing costs associated with the Credit Agreement to reorganization items in accordance with SOP 90-7 since the deferred financing costs and debt discount do not have a remaining useful life due to the Chapter 11 Case.

    As discussed in Note 16, the Company has retention bonus agreements in place in which the Company has recorded $21.2 million in reorganization expense for the three and nine months ended September 30, 2002 primarily related to taxes on the retention bonus agreements, inasmuch as the Company has committed to pay pursuant to those agreements an aggregate of up to $20 million for taxes incurred by the beneficiaries of those agreements. In addition, the

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

Company recorded $12.7 million for the three and nine months ended September 30, 2002 pursuant to an employee incentive program that was adopted to retain employees during the Company's restructuring process.

    Professional fees and other primarily consists of professional fees for legal and financial advisory services.

    The Company recognized interest income of $1.3 million and $2.3 million for the three and nine months ended September 30, 2002, respectively, on accumulated cash that the Company did not disburse as a result of the Chapter 11 Case.

9. BENEFIT (PROVISION) FOR INCOME TAXES

    The provision for income taxes includes:

                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                         ------------------------------    ------------------------------
                                             2002             2001             2002            2001
                                         -------------    -------------    -------------   --------------
                                                                 (IN THOUSANDS)
Current:
   Federal                               $       --       $       --       $       --      $       --
   State                                          (5)             (61)             (14)            (87)
   Foreign                                       --               --               --              --
                                         -----------      -----------      -----------     ----------
                                                  (5)             (61)             (14)            (87)
Deferred:
   Federal                                      (226)             325             (949)        (43,507)
   State                                         (42)              60             (173)         (8,434)
   Foreign                                       --               --               --                4
                                         -----------      -----------      -----------     -----------
                                                (268)             385           (1,122)        (51,937)
                                         -----------      -----------      -----------     -----------
     Total benefit (provision )          $      (273)     $       324      $    (1,136)    $   (52,024)
                                         ===========      ===========      ===========     ===========

    The tax benefit (provision) for all periods shown above reflects fully reserving, through a valuation allowance, the Company's net deferred tax assets for which utilization has not been demonstrated.

    The tax benefit (provision) for all periods is significantly different than the benefit expected from applying the federal statutory rate to pre-tax losses primarily due to a valuation allowance established for the Company's net deferred tax assets. The valuation allowance fully reserves the Company's net deferred tax assets, primarily resulting from net operating loss carryforwards, as the Company does not believe it is more likely than not that the net deferred tax asset will be realized. During the nine months ended September 30, 2001, reductions to the fair value of marketable equity securities reduced the associated deferred tax liabilities creating additional net deferred tax assets for which the utilization has not yet been demonstrated. The tax provision recorded for the nine months ended September 30, 2001 results from a valuation allowance created to fully reserve these additional net deferred tax assets.

    Effective with the spin-off of WCG from TWC in April 2001, the existing tax sharing agreement with TWC was amended to address pre-spin-off tax attributes. Under the amendment, TWC retained all rights and obligations with respect to tax attributes of WCG for all periods prior to WCG's initial public offering, and WCG provided certain indemnifications to TWC with respect to tax matters relating to periods prior to the spin-off. In August 2002, the tax sharing agreement was replaced by the Tax Cooperation Agreement which provides that, upon emergence from bankruptcy, the Company has no responsibility for indemnification of TWC for pre-spinoff tax items.

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

10. LOSS PER SHARE

    For the periods presented, diluted loss per common share is the same as the basic calculation as the inclusion of any stock options and convertible preferred stock would be antidilutive since the Company reported a net loss for these periods. Stock options and convertible preferred stock of 5.9 million shares and 7.8 million shares for the three and nine months ended September 30, 2002, respectively, and 9.2 million shares and 11.2 million shares for the three and nine months ended September 30, 2001, respectively, have been excluded from the computation of diluted loss per common share. As discussed in Note 2, WCG's common and preferred stock was cancelled and 50 million WilTel common shares were issued upon consummation of the Plan.

11. NOTES RECEIVABLE

    In February 2002, America Movil prepaid its non-interest bearing note of $90.0 million from the sale of ATL by paying a discounted amount of $88.8 million.

    In March 2002, the Company settled a note receivable for proceeds of $19.3 million, of which $6.1 million was recorded as other operating income.

    In April 2002, Platinum Equity LLC paid $30 million ($21 million in principal and $9 million in interest) on its $75 million promissory note from the sale of Solutions in 2001. Platinum Equity LLC has not paid the remaining $54 million in principal plus $3 million of accrued interest, which was due in September 2002. See Note 14 for further discussion of the Platinum Equity LLC dispute.

12. DEBT AND OTHER FINANCING ARRANGEMENTS NOT SUBJECT TO COMPROMISE

    Debt consisted of the following:

                                                                         WEIGHTED-
                                                                          AVERAGE
                                                                         INTEREST     SEPTEMBER 30,      DECEMBER 31,
                                                                            RATE          2002               2001
                                                                         ----------   -------------     --------------
                                                                                           (IN THOUSANDS)
    Senior Redeemable Notes, 10.7% - 11.875%, due 2007 - 2010               --         $        --      $    2,438,692
    Trust Notes due 2004                                                    --                  --           1,400,000
    Credit Agreement                                                        6.3%            725,000            975,000
    ADP                                                                     --                  --             750,000
    Sale and subsequent leaseback to TWC                                    4.8%            244,897            269,194
    Other                                                                   8.8%             84,062             78,381
                                                                                      -------------    ---------------
                                                                                          1,053,959          5,911,267
    Less current maturities                                                                (384,921)           (72,488)
                                                                                       ------------     --------------
    Long-term debt                                                                     $    669,038     $    5,838,779
                                                                                       ============     ==============

----------
*  As of September 30, 2002

    The senior redeemable notes, trust notes and ADP are subject to compromise and are discussed in Note 3.

    Senior Redeemable Notes

    In third quarter 2001, a wholly-owned subsidiary of WCG purchased $419.3 million of WCG's senior redeemable notes in the open market at an average price of 44% of face value. The purchase resulted in an

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


extraordinary gain of $223.7 million (net of a zero provision for income taxes) including the recognition of deferred costs and debt discounts related to the purchased senior redeemable notes.

    Credit Agreement

    WCL is the obligor under the Credit Agreement and has pledged substantially all of its assets to secure its obligations under that agreement. In addition, WCL's obligations are guaranteed by WilTel and secured by substantially all of the assets of the Company. In connection with the Restructuring Agreement, WCL and the Consenting Lenders entered into an amendment of the Credit Agreement (the "Interim Amendment"). The Interim Amendment was effective until the Debtors consummated a chapter 11 plan of reorganization containing the terms and conditions contemplated in the Restructuring Agreement (a "Restructuring Agreement Plan"). Key provisions of the Interim Amendment were:

    o A waiver under the Credit Agreement of all defaults and events of default occurring prior to April 22, 2002, so long as there was no occurrence of a subsequent default, as well as the amendment of certain other provisions of the Credit Agreement to avoid the occurrence of events of default as a result of the commencement of the Chapter 11 Case.

    o The removal of the lenders' obligations under the Credit Agreement to make any revolving loans, although WCL could still request the limited issuance of cash-collateralized letters of credit up to $45 million less the amount of any deposits made to third parties.

    o The elimination of substantially all financial covenants except for the requirement that WCL maintain a minimum cash balance, including amounts classified as short-term investments, in accounts controlled by the lenders of $350 million until June 30, 2002 and $200 million thereafter, and meet certain targets, including EBITDA results, as defined.

    o The addition of new events of default under the Credit Agreement, including but not limited to:

        o the dismissal or conversion of the Chapter 11 Case to a case under chapter 7 of the Bankruptcy Code;

        o the granting of relief from the automatic stay in the Chapter 11 Case to anyone other than the Lenders; and

        o a breach of the Restructuring Agreement by WCG or WCL or the occurrence of a termination event (as defined in the Restructuring Agreement).

    In accordance with the conditions provided for under the Interim Amendment, WCL prepaid $250 million leaving a balance of $725 million as of September 30, 2002. On October 15, 2002, WCL and the credit facility lenders entered into the Exit Credit Agreement as the Debtors had satisfied all of the conditions provided for in the Restructuring Agreement Plan. WCL paid $350 million upon the effectiveness of the Exit Credit Agreement leaving a balance of $375 million. The Exit Credit Agreement combined the term loans under the previous Credit Agreement into one loan. The loan will be repaid in installments beginning in June 2005 through September 2006 and will bear interest at either the Prime rate plus a margin of 3.50% or the LIBOR plus a margin of 4.50%. In October 2002, WCL locked in a rate of 6.34% for three months based on the LIBOR. The Exit Credit Agreement does not provide for revolving loans for WCL. Among other things, the Exit Credit Agreement provides for:

    o A security interest in all of the domestic assets of the Company except for those assets secured under the sale and subsequent leaseback to TWC; upon consummation of the purchase of the Headquarters Building (see Note
        2), the lenders will have a second priority mortgage lien on the assets secured by the OTC Notes.

    o   The Company meeting certain financial targets as defined.

    o Aggregate dollar limitations on certain activities such as indebtedness, investments and capital expenditures.

    o The ability for WCL to request up to $45 million in cash-collateralized letters of credit, less the amount of cash deposits and pledges made to third parties in an amount not to exceed $30 million. The total of cash collateralized letters of credit, plus cash deposits and pledges made to third parties, outstanding as of September 30, 2002 was $40.4 million.

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


    Although the Company was required to be in compliance with the covenants under the Interim Credit Agreement in order to enter into the Exit Credit Agreement and expects to remain in compliance with its covenants, the Company cannot provide assurance that it will stay in compliance with the covenants under the Exit Credit Agreement due in part to the currently distressed telecommunications market.

    Sale and subsequent leaseback to TWC

    In September 2001, the Company sold Headquarters Building and other ancillary assets to TWC for approximately $276 million in cash. Concurrent with the sale, the Company leased the Headquarters Building for a period of ten years and other ancillary assets for a period of three to ten years with varying payment terms. As discussed in Note 2, the sale and subsequent leaseback agreement will be terminated and replaced with secured debt of approximately $145 million as contemplated in the Settlement Agreement. The debt will be in two notes: (1) a $100 million note at a fixed annual interest rate of 7.0% with equal monthly payments for the first 90 months (based on a 360 month amortization schedule) with the entire remaining unpaid principal balance due and payable on April 1, 2010 and (2) an approximately $45 million note with accrued interest paid in kind ("PIK Interest") and capitalized once annually, with the original principal balance, all capitalized PIK Interest, and all accrued PIK Interest (totaling $74.4 million at maturity) due and payable on December 29, 2006. The second note carries a fixed interest rate of 10.0% through 2003, and each year thereafter the interest rate increases 2.0% resulting in an interest rate of 16% in the final year of 2006.

     On April 25, 2002, TWC notified the Company that the commencement of the Chapter 11 Case is an event of default under certain agreements with TWC including the sale and subsequent leaseback agreements. However, any claim TWC may have had against WCG with respect to the filing of the Chapter 11 Case was released on the Effective Date.

    Other

    In February 2002, the Company advanced PowerTel 16 million Australian dollars (or $8.3 million) in the form of a subordinated loan in order to satisfy certain conditions of the restructuring plan with PowerTel's bank group due to PowerTel's violation of two covenant requirements for the three months ending December 31, 2001. In March 2002, as part of an approved restructuring plan with its bank group, PowerTel received waivers from its bank group related to the covenant violations. In addition, the bank facility was reduced by 50 million Australian dollars to 100 million Australian dollars. Under the approved restructuring plan, beginning September 1, 2002, subject to meeting certain covenants with its lenders, PowerTel had access to its remaining bank facility. In September 2002, PowerTel met its covenant requirements and borrowed an additional 4.5 million Australian dollars bringing the total outstanding balance under the bank facility to 75.5 million Australian dollars (or $41.0 million) at September 30, 2002. However, there can be no assurance that PowerTel can remain in compliance with, and it may not be able to meet, its covenant requirements in the near term. WilTel is currently evaluating various options for maximizing its total return from its investment in PowerTel.

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


13. COMPREHENSIVE LOSS

    Comprehensive loss is as follows:

                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                       ----------------------------      ----------------------------
                                                           2002             2001             2002            2001
                                                       -----------      -----------      -----------     ------------
                                                                               (IN THOUSANDS)
Net loss                                               $  (224,773)     $  (268,331)     $  (801,154)    $  (816,245)
   Other comprehensive loss:
       Unrealized loss on securities                        (1,664)         (10,807)          (8,043)       (209,777)
       Less:  reclassification adjustment for net
         losses (gains) realized in net loss                    --           12,325             (605)         64,648
                                                       -----------      -----------      -----------     -----------
        Net unrealized gain (loss)                          (1,664)           1,518           (8,648)       (145,129)
        Foreign currency translation adjustments            (1,321)          58,396            1,432          23,855
                                                       ------------     -----------      -----------     -----------
   Other comprehensive income (loss) before
      taxes                                                 (2,985)          59,914           (7,216)       (121,274)
   Income tax benefit (provision) on other
      comprehensive income (loss)                              267             (386)           1,122          54,918
                                                       -----------      -----------      -----------     -----------

Comprehensive loss                                     $  (227,491)     $  (208,803)     $  (807,248)    $  (882,601)
                                                       ===========      ===========      ===========     ===========


14. CONTINGENCIES

    LITIGATION

    The Company is subject to various types of litigation in connection with its business and operations.

    Williams' Securities Litigation

    On January 29, 2002, the first of numerous putative federal securities class actions was filed in the U.S. District Court for the Northern District of Oklahoma, against WCG, TWC, Keith Bailey, the former Chairman of TWC, Howard Janzen, the former Chairman, President and CEO of WCG, and Scott Schubert, the CFO of WCG. In June 2002, the Court bifurcated the case into two subclasses - one for purchasers of WCG securities and one for purchasers of TWC securities. In September 2002, the putative WCG subclass complaint was amended raising additional allegations and adding as defendants certain present and former officers of WCG and the accounting firm of Ernst & Young LLP. The putative WCG subclass amended complaint indicates that the action is purportedly brought on behalf of all persons who purchased or otherwise acquired securities of WCG between July 24, 2000 and April 22, 2002.

    As described in Note 2 above, the Confirmation Order provides an injunction with respect to (a) channeling all personal claims of WCG's unsecured creditors against TWC and deeming them satisfied from the consideration provided by TWC under the Settlement Agreement; and (b) channeling all remaining securities actions against WCG's officers and directors to a "fund" consisting of up to 2% of WilTel's common stock and the right to collect under the Company's director and officer liability insurance policies.

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)



    Right of Way Class Action Litigation

    A number of suits attempting to achieve class action status seek damages and other relief from the Company based on allegations that the Company installed portions of its fiber-optic cable without all necessary landowner consents. These allegations relate to the use of rights of way licensed by railroads, state departments of transportation and others controlling pre-existing right-of-way corridors. The putative members of the class in each suit are those owning the land underlying or adjoining the right-of-way corridors. Similar actions have been filed against all major carriers with fiber-optic networks. It is likely that additional actions will be filed. The Company believes it obtained sufficient rights to install its cable. It also believes that the class action suits are subject to challenge on procedural grounds.

    The Company and other major carriers are seeking to settle the class action claims referenced above relating to the railroad rights of way through an agreed class action. These companies initially sought approval of a settlement in a case styled Zografos et. al. vs. Qwest Communications Corp., et. al., filed in the U.S. District Court for the District of Oregon on January 31, 2002. On July 12, 2002, the Oregon Court dismissed the action. Thereafter, on September 4, 2002, an existing case styled Smith, et al. v. Sprint, et al., pending in the United States District Court for the Northern District of Illinois, was amended to join the Company and two other telecommunications companies as defendants. On that same day, the plaintiffs and defendants jointly asked the Court to preliminarily approve a nationwide class action settlement agreement. A scheduling order has been entered by the Court and a hearing on the motion for preliminary approval has been scheduled for April 1, 2003. If approved, the settlement would settle the majority of the putative nationwide and statewide class actions referenced above.

    Platinum Equity Dispute

    On August 28, 2001, Platinum Equity LLC sent formal notice that it believes the Company owes it approximately $47 million arising from a recalculation of the net working capital of the domestic, Mexican, and Canadian professional services operations of the Solutions segment sold to Platinum Equity. Pursuant to the provisions of the sale agreement, the parties submitted the dispute to binding arbitration before an independent public accounting firm. Both parties have completed submission of information to the arbitrator and are in the process of responding to the arbitrator's final questions. The amount currently in dispute is approximately $55 million. The Company denies that a material adjustment to the net working capital calculation is required. A final decision is expected by December 31, 2002.

    In September 2002, Platinum Equity filed suit against the Company alleging various breaches of representations and warranties related to the sale of the Solutions segment and requesting declatory action with respect to its right to set-off its damages for such breaches against its payment to the Company of approximately $57 million related to a promissory note from its purchase of the business. Platinum Equity then failed to make this payment. The Company denies the allegations and, in October 2002, the Company notified Platinum Equity that it was in default for its non-payment to the Company. The Company will avail itself of all available legal rights and remedies to collect the entire unpaid note balance from Platinum Equity.

    Thoroughbred Technology and Telecommunications, Inc. vs. WCL

    On July 24, 2001, Thoroughbred Technology and Telecommunications, Inc. ("TTTI") filed suit against WCL in the U.S. District Court for the Northern District of Georgia for claims that include breach of contract with respect to a fiber-optic fiber installation project that TTTI was constructing for itself and others, including WCL. TTTI seeks specific performance that includes payment of in excess of $36 million in damages plus pre-judgment interest and to require WCL to take title to a three (3) conduit system constructed between Cleveland, Ohio and Boyce, Virginia.

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

WCL alleges various defenses, including significant warranty and breach of contract claims on the part of TTTI. On May 9, 2002, the Court granted TTTI's motion for partial summary judgment on the issue of WCL's liability, finding that WCL did not have the right to terminate the contract. WCL's warranty and breach of contract claims remain pending. The Court's order stated the amount of damages would not be established until a ruling is made regarding the remaining claims of both parties. However, TTTI filed a motion with the Court seeking to require WCL to close on the Cleveland to Boyce transaction and to enter judgment in TTTI's favor for in excess of $38 million. WCL counterclaims, if proven, will reduce the amount of any potential judgment that TTTI may obtain. WCL recently filed a Motion for Partial Summary Judgment contending that (1) WCL properly rejected the Cleveland to Boyce 3 conduit system and (2) TTTI is liable to WCL for its breaches of the construction related requirements of the Agreement. TTTI has indicated its intention to raise additional claims in the litigation against WCL in the stated amount of as much as $43 million. The discovery period of the lawsuit has closed and both TTTI and WCL have filed separate motions for partial summary judgment which remain pending with the Court.

    Oklahoma Department of Securities Investigation

    On April 26, 2002, the Oklahoma Department of Securities (the "Department") issued an Order of Investigation to both WCG and TWC. In that order, the Department expressed its intention to investigate unspecified allegations that WCG and TWC may have violated the Oklahoma Securities Act. The Company is cooperating fully with the Department. At this time, neither the scope of the Department's investigation nor the likely outcome of any such investigation can be determined. The Company believes that all of its actions and disclosures have been in full compliance with the Oklahoma Securities Act.

    Summary

    The Company is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. Except for the material claims listed above, in the opinion of management upon advice from legal counsel, the ultimate resolution of all claims, legal actions, and complaints after consideration of amounts accrued, insurance coverage, or other indemnification arrangements is not expected to have a materially adverse effect upon the Company's future financial position, results of operations, or cash flows.

    OTHER

    SBC

    SBC, the Company's largest customer (comprising 37 percent of Network's revenues for the year ended December 31, 2001 as disclosed in the Company's 2001 Annual Report on Form 10-K), may terminate its provider agreements with the Company if any of the following occurs:

    o The Company begins to offer retail long distance voice transport or local exchange services on its network except in limited circumstances;

    o The Company materially breaches its agreements with SBC causing a material adverse effect on the commercial value of the relationship to SBC; or

    o The Company has a change of control without SBC's consent (regarding which, SBC had previously notified the Company that it reserved its right to claim that the spin-off of the Company from TWC constituted a change of control).

    On September 25, 2002, the United States Bankruptcy Court for the Southern District of New York approved a stipulation agreement (the "Stipulation Agreement") between the Company and SBC, conditioned upon the consummation of the Plan. Specifically, the approved Stipulation Agreement satisfactorily resolves change of control issues related to the Company's spin-off from TWC. It also provided for the necessary SBC approval of the Plan. At the same time, SBC and WCL executed amendments to the alliance

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


agreement that make a number of changes that would assure SBC that WCL will continue to provide quality service to SBC. Although the Plan was consummated, which seemingly satisfied the condition to the Stipulation Agreement described above, SBC notified the Company prior to the Effective Date that it believes the condition may not have been satisfied because, among other things, the terms of the Escrow Agreement (described in Note 2. Bankruptcy Proceedings-Transactions on the Effective Date) may constitute a material modification of the Plan. Pending resolution of this matter, WCL and SBC continue to operate under the alliance agreement, although the amendments to the alliance agreement described above have not yet been implemented.

    The Company may terminate the provider agreements if either of the following occurs:

    o   SBC has a change of control; or

    o There is a material breach by SBC of the agreements, causing a material adverse effect on the commercial value of the relationship to the Company.

    Either party may terminate a particular provider agreement if the action or failure to act of any regulatory authority materially frustrates or hinders the purpose of that agreement. There is no monetary remedy for such a termination. In the event of termination due to its actions, the Company could be required to pay SBC's transition costs of up to $200 million. Similarly, in the event of termination due to SBC's actions, SBC could be required to pay the Company's transition costs of up to $200 million, even though the Company's costs may be higher.

    Worldcom, Inc.

    As of September 30, 2002, the Company currently has an agreement with WorldCom, Inc. ("WorldCom") for which the Company maintains an asset on its balance sheet with a net book value of approximately $97 million as of September 30, 2002. The Company cannot determine at this time what financial impact, if any, the WorldCom bankruptcy filing will have on the recoverability of this asset. Developments in the WorldCom bankruptcy proceedings could impair the Company's ability to realize or recover this asset, leading to an adjustment of the carrying value for some or all of the currently recorded value.

15.  RECENT ACCOUNTING STANDARDS

    Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, adoption of SFAS No. 142 is required in fiscal years beginning after December 15, 2001. As of December 31, 2001, the Company fully impaired its goodwill and other intangible assets. There was no impact on the Company's results of operations and financial position upon adopting SFAS No. 142.

    In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement requires companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion of construction or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The Company will implement this statement as part of its fresh start accounting as required by SOP 90-7. The effect of adopting this standard on the Company's results of operations and financial position is currently being evaluated. However, the Company currently estimates a net present value liability of approximately $30 million.

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)


    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement, effective for fiscal years beginning after December 15, 2001, provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company's approach for impairment under SFAS No. 121 is consistent with the provisions under SFAS No. 144. Accordingly, the effect of adopting this standard on the Company's results of operations and financial position was not different than had the Company continued to operate under SFAS No. 121.

    In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, the Statement rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The Company will implement this statement as part of its fresh start accounting as required by SOP 90-7. The Company anticipates no impact on the Company's results of operations and financial position upon adopting SFAS No. 145.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The Company will implement this statement as part of its fresh start accounting as required by SOP 90-7. The Company anticipates no impact on the Company's results of operations and financial position upon adopting SFAS No. 146.

16.  RELATED PARTY TRANSACTIONS

    As disclosed in the Company's Annual Report on Form 10-K for the year 2001, the Compensation Committee of the board of directors of WCG established a program to award annual retention bonuses over a period of five years in the aggregate amount of $13 million to certain executives to be applied, after deduction of applicable withholding taxes, solely against their respective outstanding principal loan balances. The agreements executed under this program have subsequently been amended in conjunction with finalizing the Plan. In addition, certain amendments were executed that were conditioned on the purchase by Leucadia of shares of WilTel Stock pursuant to the Plan.

    Under the amended retention bonus agreements, any outstanding bonus amounts remaining at the time of the effective date of the Plan will be paid out in four equal payments on each of the first through fourth anniversaries of the restructuring date. Payments accelerate for events such as normal retirement, rejection of the retention bonus agreement under federal bankruptcy laws, an involuntary termination or a change in control (in the latter case, acceleration occurs only with respect to accrued, unpaid amounts for the year in which the change in control occurs). Interest payments owed by the executives beginning as of January 1, 2002 will be reimbursed by the Company, and the Company will pay all taxes associated with interest and principal payments under the retention bonus agreements, as well as any taxes incurred as a result of the payment of taxes by the Company.

                        WILTEL COMMUNICATIONS GROUP, INC.

                                   (UNAUDITED)

    Under a separate amendment conditioned on the transaction with Leucadia, as described above, all retention bonus payments would vest upon consummation of the transactions contemplated by the Plan or, if earlier, termination without cause of a given executive, but would still be paid out over the first through fourth anniversaries of the restructuring date. Payment would only accelerate upon death or disability or the rejection of the retention bonus agreement under federal bankruptcy laws. The payment of associated taxes would be limited to an aggregate total of $20 million for all participants. Under the Leucadia agreement, any officers who are parties to retention bonus agreements would not be eligible to participate in the Company's otherwise applicable change in control severance plan. The Company recorded a total of $31.6 million in 2002 related to the retention bonus agreements discussed above.

    In the course of the spin-off from TWC, WCG inherited a long-established loan program from TWC under which TWC extended loans to its executives to purchase TWC stock (the "Executive Loans"). At the time of the spin-off, six executives had outstanding loans with TWC. As part of the spin-off, the Executive Loans were transferred to WCG. On October 10 2002, the Bankruptcy Court approved a settlement agreement between WCG and John C. Bumgarner, a former officer of WCG who participated in the TWC loan program, which had previously been approved by the Lenders and the Committee. The agreement provided that WCG would settle a $6.9 million employee loan plus accrued interest in return for the loan's collateral of 238,083 shares of TWC common stock and 195,798 shares of WCG common stock and approximately $7 million of face value of WCG's senior redeemable notes. The surrender of the senior redeemable notes prevented any WilTel stock distribution under the Plan to Mr. Bumgarner. In addition, Mr. Bumgarner will provide consulting services at no cost to the Company for a period of three years from the date of his retirement. The Company recorded a loss of approximately $7 million in September 2002 related to the agreement.

    The Company also recorded $12.7 million related to an employee incentive program that was adopted to retain employees during the Company's restructuring process for the three and nine months ended September 30, 2002, of which $3.9 million related to officers of the Company.

    The Company is currently in discussions with Leucadia with respect to a restructuring advisory services agreement pursuant to which Leucadia would provide, and is currently providing, certain restructuring advisory services to the Company for a period of one year, subject to earlier termination by either party on not less than 90 days notice. In connection therewith, the Company has also provided work space and transportation to certain officers and employees of Leucadia. As currently contemplated, the Company would not pay Leucadia a fee for these services, but would reimburse Leucadia for all expenses incurred in connection with its provision of services under the agreement. The agreement is subject to approval of the Audit Committee of the Board of Directors, which consists of directors of the Company not affiliated with Leucadia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in "Forward-Looking Statements."

BALANCE SHEET RESTRUCTURING

    See Notes 2 and 12 to the condensed consolidated financial statements discussing the Chapter 11 Case, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

    Accounting standards require information in financial statements about the accounting principles and methods used and the risks and uncertainties inherent in significant estimates. The Company believes that its financial statements and footnote disclosures present fairly, in all material respects, an accurate application of generally accepted accounting principles ("GAAP"). In addition, disclosures are required about the accounting policies that management believes are the most critical; that is, they are both most important to the portrayal of the company's financial condition and results, and they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In addition, the SEC issued FR-61 to remind public companies of existing disclosure requirements and to suggest steps for meeting those requirements. In response to these requirements, and in anticipation of new rules, the Company is making the following comments, all of which should be read in conjunction with the financial statements including the accompanying footnotes:

    Adoption of fresh start accounting

    As a result of emerging from chapter 11 in October 2002, the Company will implement fresh start accounting under the provisions of SOP 90-7 during fourth quarter 2002. Under SOP 90-7, the reorganization fair value of the Company will be allocated to its assets and liabilities, its accumulated deficit will be eliminated, and will reflect the new equity issued in accordance with the Plan. In addition, changes in accounting principles that would be required in the financial statements within twelve months following emergence from chapter 11 will be adopted in the Company's fresh start financial statements.

    In conjunction with formulating its plan of reorganization, the Company has been required to estimate its post-confirmation going concern value. The Company's financial advisors have assisted in the valuation utilizing methodologies representing the reorganized enterprise value assuming the implementation of the business plan as well as other significant assumptions. Based upon this analysis, upon emergence from chapter 11, the enterprise value for the Company is estimated to range from $1.2 billion to $1.6 billion. The indebtedness of the Company will be approximately $571 million, substantially all of which is expected to be classified as long-term. After deducting this amount from the enterprise value, the total equity value of the Company is estimated to range from $0.6 billion to $1.0 billion assuming the release and use of funds held in escrow. Based on preliminary fair value adjustments, the Company anticipates it will reduce its carrying value of long-lived assets by approximately $2.3 billion.

    The allocation of enterprise value to assets and liabilities requires significant judgment and assumptions which impacts the amount that will be recorded for property, plant and equipment. For example, the fair value adjustment of the deferred revenue balance requires a determination of fair value for transactions that have limited activity in the current telecommunications market environment. In addition, the liabilities recorded for long-term commitments not representative of current market conditions primarily consist of real estate leases and domestic and international capacity contracts. These commitments are at amounts above current market rates or for capacity not required based on the Company's revised business plans. The accrual for these unfavorable commitments includes significant estimates pertaining to future market prices, future capacity utilization and the ability to terminate the contractual commitment or the ability to enter into subleasing arrangements.

    The implementation of SFAS 143 at the time of adopting fresh start accounting also requires significant judgment and assumptions, primarily related to the cost and timing of cash flows required to satisfy the Company's future legal obligations.

    The Company is still evaluating the impact of adopting fresh start accounting. However, the Company anticipates that the adoption of fresh start accounting will have a material effect on its financial statements because of the revised valuation of the Company, the valuation of assets and liabilities to fair value and the adoption of new accounting rules upon emergence from chapter
11. In addition, actual results in the future that differ from assumptions used in developing the fair value adjustments at the time of adopting fresh start accounting and at the time of recording the asset retirement obligation under the provisions of SFAS 143 will impact future results of operations and the financial position of the company.

     Impairments of long-lived assets

    Accounting standards require the Company to evaluate and test recoverability of long-lived assets or asset groups including goodwill and other intangibles whenever events or changes in circumstances indicate that its carrying value amount may not be recoverable. Whenever these "impairment indicators" are present, the company must estimate the future cash flows attributable to the assets and determine whether or not future cash flows, net of direct cash flows attributable to the generation of those revenues, result in recovery of the company's basis in those assets. If so, there is no impairment. If not, then the company must record an impairment charge equal to the difference between its basis in the assets and the fair value of the assets. The rules further require the company to determine whether it plans to use the assets or hold the assets for sale.

    During first, second and third quarters 2002, the Company compared estimated future net cash flows associated with its long-lived assets with the remaining basis of such long-lived assets on a going concern basis, and determined its remaining basis in its long-lived assets was recoverable through future cash flows. Estimates of future net cash flows used for potential impairment analysis are consistent with estimates used by the financial advisors to arrive at enterprise value and include assumptions regarding decreased prices for the Company's products and services, significant increases in sales quantities in periods beyond 2002 and that the Company has adequate liquidity. As discussed above, it is anticipated that the adoption of fresh start accounting will result in a reduction in its carrying value of long-lived assets by approximately $2.3 billion as a result of the enterprise value that was determined in conjunction with formulating the plan of reorganization. The enterprise value is based on a discounted cash flow methodology whereas the impairment test utilizes undiscounted cash flows. This is the primary reason no impairment is necessary at September 30, 2002 but yet a reduction in the carrying value of long-lived assets will be necessary at the adoption of fresh start accounting. In light of the instability in the telecommunications market, the Company will continually evaluate and test the recoverability of its long-lived assets.

    The Company currently has an agreement with WorldCom for which the Company maintains an asset on its balance sheet with a net book value of approximately $97 million as of September 30, 2002. The Company cannot determine at this time what financial impact, if any, the WorldCom bankruptcy filing will have on the recoverability of this asset. Developments in the WorldCom bankruptcy proceedings could impair the Company's ability to realize or recover this asset, leading to an adjustment of the carrying value for some or all of the currently recorded value.

     Covenant compliance

     Upon emerging from chapter 11, the Company's debt consists primarily of its Exit Credit Agreement and the sale and subsequent leaseback to TWC, which will be replaced with a mortgage note (see Notes 2 and 12). The Company's ability to classify the non-current portion of these obligations as long-term is dependent on its ability to meet the covenant requirements listed in its debt agreements or obtain waivers or amendments in the event the Company cannot comply with its covenants or cure any instances of noncompliance. As of October 15, 2002, the Effective Date for the Company's emergence from bankruptcy, the Company was and expects to remain in compliance with its covenants.

    In February 2002, the Company advanced PowerTel 16 million Australian dollars (or $8.3 million) in the form of a subordinated loan in order to satisfy certain conditions of the restructuring plan with PowerTel's bank group due to PowerTel's violation of two covenant requirements for the three months ending December 31, 2001. In March 2002, as part of an approved restructuring plan with its bank group, PowerTel received waivers from its bank group related to the covenant violations. In addition, the bank facility was reduced by 50 million Australian dollars to 100 million Australian dollars. Under the approved restructuring plan, beginning September 1, 2002, subject to meeting certain covenants with its lenders, PowerTel had access to its remaining bank facility. In September 2002, PowerTel met its covenant requirements and borrowed an additional 4.5 million Australian dollars, bringing the total outstanding balance under the bank facility to 75.5 million Australian dollars (or $41 million) as of September 30, 2002. However, there can be no assurance that PowerTel can remain in compliance with, and it may not be able to meet, its covenant requirements in the near term. WilTel is currently evaluating various options for maximizing its total return from its investment in PowerTel.

     Collections on notes receivable

    As of September 30, 2002, the Company has notes receivable outstanding of approximately $54 million plus accrued interest of approximately $3 million primarily related to the sale of the domestic, Mexican and Canadian professional services operations of the Solutions segment to Platinum Equity LLC. In April 2002, Platinum Equity paid $30 million ($21 million in principal and $9 million in interest) on its $75 million promissory note from the sale of Solutions in 2001. On August 28, 2001, Platinum Equity sent formal notice that it believes the Company owes it approximately $47 million arising from a recalculation of the net working capital related to the sale. Pursuant to the provisions of the sale agreement, the parties submitted the dispute to binding arbitration before an independent public accounting firm. Both parties have completed submission of information to the arbitrator and are in the process of responding to the arbitrator's final questions. The amount currently in dispute is approximately $55 million. The Company denies that a material adjustment to the net working capital calculation is required. A final decision is expected by December 31, 2002.

    In September, Platinum Equity filed suit against the Company alleging various breaches of representations and warranties related to the sale of Solutions segment and requesting declatory action with respect to its right to set-off its damages for such breaches against its payment to the Company of approximately $57 million related to the promissory note. Platinum Equity then failed to make this payment. The Company denies the allegations and, in October 2002, the Company notified Platinum Equity that it was in default for its non-payment to the Company. The Company will avail itself of all available legal rights and remedies to collect the entire unpaid note balance from Platinum Equity.

     Revenue recognition/collectibility of receivables

    The Company recognizes capacity revenues monthly as services are provided or as revenues are earned. As a result of accounting rules that became effective in June 1999, revenues from the Company's dark fiber IRU transactions are accounted for as operating leases and recognized over the life of the agreement. The Company has recognized one-time dark fiber IRU revenues only to the extent that title was transferred or to the extent that the fulfillment of the order was pursuant to an obligation that existed prior to June 1999.

    As part of the Company's strategy to be the low cost provider in its industry, the Company has entered into transactions such as buying, selling, swapping, and/or exchanging capacity, conduit, and fiber to complete and compliment its network. The Company has not recognized or recorded any one-time capacity or service revenues from these transactions. Depending upon the terms of the agreement, certain transactions are accounted for as pure asset swaps with no revenue and no cost recognition, while certain other transactions are accounted for as both revenue and cost over the corresponding length of time for each agreement.

    The Company recognizes revenues when collectibility is reasonably assured. In the current distressed telecom environment, significant judgment and assumptions are required in order to determine whether or not collectibility is reasonably assured. These judgments include assessing the likelihood of customers meeting covenants or obtaining financing. In addition, the Company must be able to assess, in some cases, the likelihood of customers filing for chapter 11 and predict the outcome of bankruptcy filings once they occur. The Company believes it has the appropriate reserves recorded for any exposures resulting from these uncertainties. During third quarter 2002, WorldCom commenced a chapter 11 case. As disclosed in the Company's 2001 Annual Report on Form 10-K, the Company's revenues from WorldCom, including Intermedia and UUNet, accounted for 11 percent of Network's revenues for the year ended December 31, 2001 (7 percent of Network's revenues for the nine months ended September 30, 2002). The Company is uncertain at this time to what extent WorldCom's bankruptcy filing will impact, if at all, the recognition of revenues in the future and will continue to monitor the progress of the bankruptcy filing.

TRANSACTIONS WITH SBC

    SBC is the Company's largest customer and was a related party due to the membership of an officer of SBC on the Company's board of directors. In first quarter 2002, the officer of SBC resigned his membership on the Company's board of directors. SBC purchases domestic voice and data long-distance and local transport services from the Company. Revenues from SBC for the three months ended September 30, 2002 and 2001 were approximately $145 million and $100 million, respectively, and for the nine months ended September 30, 2002 and 2001 were approximately $400 million and $280 million, respectively. The Company purchases local transport services, platform services such as toll-free, operator, calling card and directory assistance services and international services such as transport and switched-voice services from SBC. These purchases from SBC were $40.8 million and $42.8 million for the three months ended September 30, 2002 and 2001, respectively, and $124.7 million and $110.6 million for the nine months ended September 30, 2002 and 2001, respectively.

    SBC may terminate the provider agreements if any of the following occurs:

    o The Company begins to offer retail long distance voice transport or local exchange services on its network except in limited circumstances;

    o The Company materially breaches its agreements with SBC causing a material adverse effect on the commercial value of the relationship to SBC; or

    o The Company has a change of control without SBC's consent (regarding which, SBC had previously notified the Company that it reserved its right to claim that the spin-off of the Company from TWC constituted a change of control).

    On September 25, 2002, the United States Bankruptcy Court for the Southern District of New York approved a stipulation agreement (the "Stipulation Agreement") between the Company and SBC, conditioned upon the consummation of the Plan. Specifically, the approved Stipulation Agreement satisfactorily resolves change of control issues related to the Company's spin-off from TWC. It also provided for the necessary SBC approval of WCG's Plan of Reorganization. At the same time, SBC and WCL executed amendments to the alliance agreement that make a number of changes that would assure SBC that WCL will continue to provide quality service to SBC. However, although the Plan was consummated, which seemingly satisfied the condition to the Stipulation Agreement described above, SBC notified the Company prior to the Effective Date that it believes the condition may not have been satisfied because, among other things, the terms of the Escrow Agreement (described in Note 2. Bankruptcy Proceedings-Transactions on the Effective Date) may constitute a material modification of the Plan. Pending resolution of this matter, WCL and SBC continue to operate under the alliance agreement, although the amendments to the alliance agreement described above have not yet been implemented.

    The Company may terminate the provider agreements if either of the following occurs:

    o   SBC has a change of control; or

    o There is a material breach by SBC of the agreements, causing a material adverse effect on the commercial value of the relationship to the Company.

    Either party may terminate a particular provider agreement if the action or failure to act of any regulatory authority materially frustrates or hinders the purpose of that agreement. There is no monetary remedy for such a termination. In the event of termination due to its actions, the Company could be required to pay SBC's transition costs of up to $200 million. Similarly, in the event of termination due to SBC's actions, SBC could be required to pay the Company's transition costs of up to $200 million, even though the Company's costs may be higher.


RESULTS OF OPERATIONS

    The table below summarizes the Company's consolidated results of operations:

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                       ------------------------------    ------------------------------
                                                           2002             2001             2002            2001
                                                       -------------    -------------    -------------   --------------
                                                                               (IN THOUSANDS)
Revenues:
   Network                                             $   281,446      $   271,100      $   818,797     $    775,018
   Emerging Markets                                         33,200           43,240          109,051          123,557
   Other                                                       --               --               --               --
   Eliminations                                             (8,498)         (16,564)         (29,996)         (43,397)
                                                       -----------      -----------      -----------     ------------
     Total revenues                                        306,148          297,776          897,852          855,178
Operating expenses:
   Cost of sales                                           268,287          244,173          785,908          745,770
   Selling, general and administrative                      46,592           71,535          167,689          222,721
   Provision for doubtful accounts                           7,087           12,541           18,610           20,977
   Depreciation and amortization                           143,813          146,608          429,112          339,239
   Asset impairments and restructuring charges           11,11,816          191,315           15,149          191,315
   Other expense (income), net                              (2,907)             (24)           6,829           (8,046)
                                                       -----------      -----------      -----------     ------------
     Total operating expenses                              464,688          666,148        1,423,297        1,511,976
                                                       -----------      -----------      -----------     ------------
Loss from operations                                      (158,540)        (368,372)        (525,445)        (656,798)
Net interest expense                                       (19,230)        (127,602)        (190,969)        (328,675)
Investing income (loss):
   Interest and other                                        3,147           14,796           21,224           36,008
   Equity losses                                              (807)         (20,677)          (2,519)         (29,885)
   Income (loss) from investments                              --             3,113            1,517          (28,292)
Minority interest in loss of consolidated
   subsidiary                                                2,927            6,787           11,514           19,978
Other income, net                                              283             (364)             539             (221)
Reorganization items, net                                  (52,280)             --          (115,879)             --
                                                       -----------      -----------      -----------     -----------
Loss before income taxes                                  (224,500)        (492,319)        (800,018)        (987,885)
Benefit (provision) for income taxes                          (273)             324           (1,136)         (52,024)
                                                       -----------      -----------      -----------     ------------
Loss before extraordinary gain                         $  (224,773)     $  (491,995)     $  (801,154)    $ (1,039,909)
                                                       ===========      ===========      ===========     ============


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

CONSOLIDATED RESULTS

    The Company's loss before extraordinary gain improved by $267.2 million primarily due to an improvement in loss from operations of $209.9 million and a decrease in net interest expense of $108.4 million, partially offset by reorganization items of $52.3 million.

    Network, Other and Emerging Markets' loss from operations improved $15.1 million, $4.5 million and $0.8 million, respectively, before considering asset impairments and restructuring charges.

NETWORK

    The table below summarizes Network's results from operations:

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                       ------------------------------    ------------------------------
                                                           2002             2001             2002            2001
                                                       -------------    -------------    -------------   --------------
                                                                               (IN THOUSANDS)
Revenues:
   Dark fiber                                          $       --       $       --       $       --      $     9,101
   Capacity and other                                      272,980          254,651          788,935         722,834
   Intercompany                                              8,466           16,449           29,862          43,083
                                                       -----------      -----------      -----------     -----------
     Total revenues                                        281,446          271,100          818,797         775,018
Operating expenses:
   Cost of sales                                           249,129          221,606          713,567         675,037
   Selling, general and administrative                      37,913           60,130          132,134         188,463
   Provision for doubtful accounts                           6,590           12,342           17,352          19,914
   Depreciation and amortization                           132,351          137,232          388,482         314,234
   Asset impairments and restructuring charges                (372)         180,000            9,722         180,000
   Other expense (income), net                                 594              (24)          10,535          (8,046)
                                                       -----------      -----------      -----------     -----------
     Total operating expenses                              426,205          611,286        1,271,792       1,369,602
                                                       -----------      -----------      -----------     -----------
Loss from operations                                   $  (144,759)     $  (340,186)     $  (452,995)    $  (594,584)
                                                       ===========      ===========      ===========     ===========


    Network's revenues increased $10.3 million, or 4%, primarily attributable to data and voice services provided to SBC of approximately $145 million for the three months ended September 30, 2002 compared to approximately $100 million for the three months ended September 30, 2001 and an increase of $55.7 million attributable to the acquisition of Ameritech Global Gateway Services ("AGGS") on September 28, 2001, of which $26.7 million relates to SBC and is included in the SBC revenues amount above. These increases were offset by significant customer disconnects and lower pricing for new circuit turn-ups, $7.9 million of lower revenues from Emerging Markets due to contractual price re-rates and approximately $20 million of lower revenues from vendor assignments.

    Network's gross margin decreased to $32.3 million (or 11%) for the three months ended September 30, 2002 from $49.5 million (or 18%) for the three months ended September 30, 2001. The decrease in Network's gross margin is primarily a result of lower data revenues as a result of customer disconnects and $7.9 million of lower margins from Emerging Markets partially offset by $7.9 million lower lease expense from the absence of lease costs associated with the ADP (see
Note 2 to the condensed consolidated financial statements) which have been replaced with interest expense in 2002 until the filing of the Company's Chapter 11 Case and a $2.5 million increase attributable to the acquisition of AGGS.

    Network's selling, general and administrative expenses decreased $22.2 million, or 37%, due primarily to reduced payroll related expenses from workforce reductions in 2002, reduced incentive accruals and reduced advertising costs. Network's selling, general and administrative expenses as a percentage of revenues decreased to 13% for the three months ended September 30, 2002 from 22% for the three months ended September 30, 2001.

    Network's provision for doubtful accounts decreased $5.7 million, or 46%, primarily due to the onset of significant increases in provisions in third quarter of 2001 associated with general market conditions in the telecommunications industry. These decreases are partially offset by approximately $6 million in reserves allocated to Network relating to a settlement agreement between the Company and an employee (see Note 16).

    Network's depreciation and amortization decreased $4.8 million, or 4%, primarily due to the impairment of long-lived assets recorded in fourth quarter 2001 partially offset by the addition of $750 million of assets associated with the ADP and assets placed in service since September 30, 2001.

    Network's asset impairment and restructuring charges for the three months ended September 30, 2001 consists of $150.0 million related to valuation adjustments associated with equipment held for sale and $30.0 million related to suspended capital projects and severance.


EMERGING MARKETS

    The table below summarizes Emerging Markets results from operations:

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                       ------------------------------    ------------------------------
                                                           2002             2001             2002            2001
                                                       -------------    -------------    -------------   --------------
                                                                               (IN THOUSANDS)
Revenues                                               $    33,200      $    43,240      $   109,051      $   123,557
Operating expenses:
   Cost of sales                                            27,656           39,131          102,337          114,130
   Selling, general and administrative                       8,722           10,693           35,541           31,328
   Provision for doubtful accounts                             497              199            1,258            1,063
   Depreciation and amortization                            11,462            9,220           40,630           24,626
   Asset impairments and restructuring charges               2,188           11,315            4,998           11,315
   Other income, net                                            72              --              (133)             --
                                                       -----------      -----------      -----------      -----------
     Total operating expenses                               50,597           70,558          184,631          182,462
                                                       -----------      -----------      -----------      -----------
Loss from operations                                   $   (17,397)     $   (27,318)     $   (75,580)     $   (58,905)
                                                       ===========      ===========      ===========      ===========


    Emerging Markets' revenues decreased $10.0 million, or 23%, primarily due to a decrease in the transmission of news events and reduced satellite business, partially offset by higher media services as a result of the iBEAM acquisition in December 2001. The decrease in revenues associated with the transmission of news events is primarily a result of migrating certain significant customers beginning in third quarter 2002 to a new lower-priced compressed service in line with industry trends, higher revenues in September 2001 from coverage of the terrorist attacks and the loss of business during WCG's bankruptcy proceedings.

    Emerging Markets' gross margin increased to $5.5 million (or 17%) for the three months ended September 30, 2002 from $4.1 million (or 9%) for the three months ended September 30, 2001. The increase in gross margin is primarily due to $7.9 million of lower costs from Network because of contractual price re-rates, reduced payroll related expenses from workforce reductions in 2002 and lower costs as a result of exiting long-term transponder lease commitments, partially offset by a decrease in the transmission of news event revenue discussed above.

    Emerging Markets' selling, general and administrative expenses decreased $2.0 million, or 18%, due primarily to lower payroll related expenses as a result of workforce reductions and lower consulting expenses, partially offset by the addition of payroll costs due to the acquisition of iBEAM.

    Emerging Markets' depreciation and amortization expense increased $2.3 million, or 25%, due primarily to assets placed in service since September 30, 2001 relating to media services and as a result of the acquisition of iBEAM, partially offset by $1.3 million lower amortization expense as the Company fully impaired its goodwill and other intangibles as of December 31, 2001.

     Emerging Markets' restructuring charges for the three months ended September 30, 2002 relates primarily to the early termination of a satellite lease agreement. The charges for the three months ended September 30, 2001 of $11.3 million represents an impairment of goodwill associated with its satellite operations.

CONSOLIDATED NON-OPERATING ITEMS

    The Company's net interest expense decreased $108.4 million primarily due to ceasing the accrual of interest expense on liabilities subject to compromise as of the Petition Date as discussed in Note 2 and principal reductions of $200 million and $50 million on the credit facility in April and July 2002, respectively, partially offset by the absence of $11.7 million of capitalized interest due to the completion of assets under construction.

    The Company's interest and other investing income decreased $11.7 million primarily due to significantly lower average short-term investment balances for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 and a reduction in short-term interest rates.

     The Company's equity losses decreased $19.9 million primarily due to the Company recording $20.0 million of equity losses related to an investment entered into with iBEAM in third quarter 2001.

    The Company's income from investments for the three months ended September 30, 2001 of $3.1 million included a gain of $45.1 million from the sale of its remaining economic interest in ATL to America Movil. These gains were largely offset by a loss of $42.0 million related to write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary.

    The Company's reorganization items for the three months ended September 30, 2002 of $52.3 million represents retention bonus agreements of $21.2 million, retention incentive expense of $12.7 million and professional fees and other items of $22.5 million partially offset by the forgiveness of interest related to the Trust Notes of $4.1 million (see Note 8).

    The Company's tax provision increased $0.6 million primarily due to changes in the valuation allowance established for deferred tax assets and liabilities created by changes in the value of marketable equity securities. The tax provision reflects fully reserving, through a valuation allowance, its net deferred tax assets. Reductions to the fair value of marketable equity securities reduced the associated deferred tax liabilities creating net deferred tax assets for which the utilization has not yet been demonstrated. The valuation allowance represents a reserve against the Company's net deferred tax assets, primarily resulting from net operating loss carryforwards which may not be utilized.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

CONSOLIDATED RESULTS

    The Company's loss before extraordinary gain improved by $238.7 million primarily due to an improvement in loss from operations of $131.4 million, a decrease in net interest expense of $137.7 million, a decrease related to the tax provision of $50.9 million and an increase in investing income of $42.4 million, partially offset by reorganization items of $115.9 million.

    Other loss from operations improved $6.9 million while Network and Emerging Markets' loss from operations increased $28.7 million and $23.0 million, respectively, before considering asset impairments and restructuring charges.

NETWORK

    Network's revenues increased $43.8 million, or 6%, primarily attributable to data and voice services provided to SBC of approximately $400 million for the nine months ended September 30, 2002 compared to approximately $280 million for the nine months ended September 30, 2001 and an increase of $143.5 million attributable to the acquisition of AGGS, of which $56.5 million relates to SBC and is included in the SBC revenues amount above. The increase in revenues is substantially offset by significant customer disconnects and lower pricing for new circuit turn-ups, approximately $40 million of lower revenues from vendor assignments, $13.2 million of lower revenues from Emerging Markets due to contractual price re-rates and $9.1 million lower revenues from dark fiber transactions entered into prior to June 30, 1999 and accordingly accounted for as sales type leases.

    Network's gross margin increased to $105.2 million for the nine months ended September 30, 2002 from $100.0 million for the nine months ended September 30, 2001. Gross margin remained at 13% for both the nine months ended September 30, 2002 and 2001. Network's gross margin was impacted by $29.4 million lower lease expense from the absence of lease costs associated with the ADP (see Note 2 to the condensed consolidated financial statements) which have been replaced with interest expense in 2002 until the date of the Company's Chapter 11 Case filing, $9.8 million lower ad valorem taxes as a result of changes in fair values of the associated assets and a $7.0 million increase attributable to the acquisition of AGGS. These improvements are partially offset by lower data revenues as a result of customer disconnects, $13.0 million of lower margins from Emerging Markets and $5.9 million of lower margins from the absence of sales type lease dark fiber transactions.

    Network's selling, general and administrative expenses decreased $56.4 million, or 30%, due primarily to reduced payroll related expenses as a result of workforce reductions in 2002, the absence of costs associated with the spin-off from TWC in April 2001 in addition to certain corporate costs from TWC, reduced incentive accruals and reduced advertising costs, partially offset by charges incurred for retention bonus agreements (see Note 16). Network's selling, general and administrative expenses as a percentage of revenues decreased to 16% for the nine months ended September 30, 2002 from 24% for the nine months ended September 30, 2001.

    Network's provision for doubtful accounts decreased $2.5 million, or 13%, primarily due to the onset of significant increases in provisions in third quarter of 2001 associated with general market conditions in the telecommunications industry. These decreases are partially offset by approximately $6 million in reserves allocated to Network relating to a settlement agreement between the Company and an employee (see Note 16).

    Network's depreciation and amortization increased $74.3 million, or 24%, primarily as a result of assets placed in service throughout 2001 and the addition of $750 million of assets associated with the ADP, partially offset by the impairment of long-lived assets recorded in fourth quarter 2001.

    Network's restructuring charges for the nine months ended September 30, 2002 primarily represents restructuring charges incurred in 2002 due to workforce reductions. Network's asset impairment and restructuring charges for the nine months ended September 30, 2001 consists of $150.0 million related to valuation adjustments associated with equipment held for sale and $30.0 million related to suspended capital projects and severance.

    Network's other expense increased $18.5 million primarily due to a $35 million accrual for contingent liabilities recorded in second quarter 2002, partially offset by settlement gains related to various agreements.

EMERGING MARKETS

    Emerging Markets' revenues decreased $14.5 million, or 12%, primarily due to a decrease in the transmission of news and sporting events and a decrease in satellite business, partially offset by higher media services as a result of the iBEAM acquisition and development of media services in December 2001. The decrease in revenues associated with news events is primarily a result of migrating certain significant customers beginning in third quarter 2002 to a new lower-priced compressed service in line with industry trends, higher revenues in September

2001 from coverage of the terrorist attacks and the loss of business during WCG's bankruptcy proceedings.

    Emerging Markets' gross margin decreased to $6.7 million (or 6%) for the nine months ended September 30, 2002 from $9.4 million (or 8%) for the nine months ended September 30, 2001. The decrease in gross margin is primarily due to a decrease in the transmission of news event revenue discussed above, costs associated with early termination of long-term satellite lease agreements and costs associated with the development and support of media services, partially offset by $13.2 million of lower costs from Network because of contractual price re-rates, reduced payroll related expenses from workforce reductions in 2002 and lower costs as a result of exiting long-term transponder lease commitments.

    Emerging Markets' selling, general and administrative expenses increased $4.2 million, or 13%, due primarily to integration costs associated with the acquisition of iBEAM, partially offset by lower payroll related expenses as a result of workforce reductions.

    Emerging Markets' depreciation and amortization expense increased $16.0 million, or 65%, due primarily to assets placed in service since September 30, 2001 relating to media services and as a result of the acquisition of iBEAM, partially offset by $3.9 million lower amortization expense as the Company fully impaired its goodwill and other intangibles as of December 31, 2001.

    Emerging Markets' restructuring charges for the nine months ended September 30, 2002 represent restructuring charges incurred in 2002 due to workforce reductions. Emerging Markets' asset impairment and restructuring charges for the nine months ended September 30, 2001 of $11.3 million represents an impairment of goodwill associated with its satellite operations.

CONSOLIDATED NON-OPERATING ITEMS

    The Company's net interest expense decreased $137.7 million primarily due to ceasing the accrual of interest expense on liabilities subject to compromise as of the Petition Date as discussed in Note 2, partially offset by a decrease in capitalized interest of $63.8 million due to the completion of assets under construction during 2002.

    The Company's interest and other investing income decreased $14.8 million primarily due to a reduction in short-term interest rates and lower short-term investment balances for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

     The Company's equity losses decreased $27.4 million primarily due to the Company recording $20.0 million of equity losses related to an investment entered into with iBEAM in third quarter 2001.

    The Company's income from investments for the nine months ended September 30, 2002 of $1.5 million included $0.9 million in dividends received from a cost-based investment and gains from sales of certain marketable equity securities. Loss from investments for the nine months ended September 30, 2001 of $28.3 million included a loss of $135.7 million related to write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary. This loss was partially offset by gains of $45.1 million from the sale of its remaining economic interest in ATL to America Movil and $40.9 million from the change in market value of cashless collars on certain marketable equity securities in accordance with SFAS No. 133 as amended since the cashless collars did not qualify as a hedge and net gains of $21.4 million from sales of certain marketable equity securities.

    The Company's reorganization items for the nine months ended September 30, 2002 of $115.9 million represents the write-off of unamortized debt and preferred stock issuance costs and debt discount of $102.4 million and professional fees and other items of $53.5 million, retention bonus agreements of $21.2 million and retention incentive expense of $12.7 million, partially offset by a gain of $73.9 million recognized from the forgiveness of interest related to the Trust Notes (see Note 8).

    The Company's tax provision decreased $50.9 million primarily due to smaller changes in the valuation allowance established for deferred tax assets and liabilities created by smaller net decreases in the value of marketable equity securities in 2002. The Company's tax provision reflects fully reserving, through a valuation allowance, its net deferred tax assets. Reductions to the fair value of marketable equity securities reduced the associated deferred tax liabilities creating net deferred tax assets for which the utilization has not yet been demonstrated. The valuation allowance represents a reserve against the Company's net deferred tax assets, primarily resulting from net operating loss carryforwards which may not be utilized.


LIQUIDITY AND CAPITAL RESOURCES

ACTIVITY THROUGH SEPTEMBER 30, 2002

    As of September 30, 2002, the Company had $574.2 million of cash, cash equivalents and short-term investments compared to $1 billion at December 31, 2001.

    Cash used in operating activities was $79.9 million for the nine months ended September 30, 2002. Included in this amount are interest payments of approximately $107 million relating to the Company's long-term debt prior to its Chapter 11 filing.

    In February 2002, America Movil prepaid its non-interest bearing note of $90 million from the sale of ATL by paying a discounted amount of $88.8 million. In addition, in April 2002, Platinum Equity LLC paid $30 million ($21 million in principal and $9 million in interest) on its $75 million promissory note from the sale of Solutions in 2001. The cash received from both of these note receivables are included in the cash used in operating activities amount discussed above. The remaining balance of approximately $54 million in principal and approximately $3 million in interest from Platinum Equity LLC was due September 2002 and has not yet been received.

    Capital expenditures of $63.4 million were incurred through September 30, 2002 along with payments on accrued liabilities associated with capital expenditures, partially offset by proceeds received from tax refunds, settlements and asset sales of $48.7 million.

    Under the terms of the Interim Amendment to the Credit Agreement, the Company prepaid $200 million in April 2002 and $50 million in July 2002. In addition, principal payments on the sale and subsequent leaseback along with other debt and capital lease obligations of approximately $29 million were made during the nine months ended September 30, 2002.

    In February 2002, the Company advanced PowerTel 16 million Australian dollars (or $8.3 million) in the form of a subordinated loan in order to satisfy certain conditions of the restructuring plan with PowerTel's bank group due to PowerTel's violation of two covenant requirements for the three months ending December 31, 2001. In March 2002, as part of an approved restructuring plan with its bank group, PowerTel received waivers from its bank group related to the covenant violations. In addition, the bank facility was reduced by 50 million Australian dollars to 100 million Australian dollars. Under the approved restructuring plan, beginning September 1, 2002, subject to meeting certain covenants with its lenders, PowerTel had access to its remaining bank facility. In September 2002, PowerTel met its covenant requirements and borrowed an additional 4.5 million Australian dollars bringing the total outstanding balance under the bank facility to 75.5 million Australian dollars (or $41.0 million) as of September 30, 2002. However, there can be no assurance that PowerTel can remain in compliance with, and it may not be able to meet, its covenant requirements in the near term. WilTel is currently evaluating various options for maximizing its total return from its investment in PowerTel.

EMERGENCE FROM CHAPTER 11

    As discussed in Notes 2 and 12 to the condensed consolidated financial statements, on October 15, 2002, the Company emerged from proceedings under the Bankruptcy Code. As part of the Plan, approximately $4.6 billion in debt was discharged, comprised of approximately $2.4 billion principal on its Senior Redeemable Notes, approximately $1.4 billion principal amount under the Trust Notes, and approximately $754 million related to the ADP claims. Interest relief with these obligations approximates $420 million on an annual basis. In addition, approximately $243 million of accrued interest related to the discharged debt and other general unsecured claims were discharged as part of the Plan.

    In accordance with the conditions provided for under the Interim Amendment, WCL prepaid $250 million leaving a balance of $725 million as of September 30, 2002. On October 15, 2002, WCL and the credit facility lenders entered into the Exit Credit Agreement as the Debtors had satisfied all of the conditions provided for in the Restructuring Agreement Plan. WCL paid $350 million upon the effectiveness of the Exit Credit Agreement leaving a balance of $375 million. The Exit Credit Agreement combined the term loans under the previous Credit Agreement into one loan. The loan will be repaid in installments beginning in June 2005 through September 2006 and will bear interest at either the Prime rate plus a margin of 3.50% or the LIBOR plus a margin of 4.50%. In October 2002, WCL locked in a rate of 6.34% for three months based on the LIBOR. The Exit Credit Agreement does not provide for revolving loans for WCL, although WCL can request up to $45 million in cash-collateralized letters of credit, less the amount of cash deposits and pledges made to third parties in an amount not to exceed $30 million. The total of cash collateralized letters of credit, plus cash deposits and pledges made to third parties, outstanding as of September
30, 2002 was $40.4 million.

 FUTURE CASH REQUIREMENTS

    After adjusting the September 30, 2002 cash balance for the payments made in October on the Exit Credit Agreement, the Company has approximately $224 million in cash, cash equivalents and short-term investments. The Company is currently developing new projections for the balance of 2002 and all of 2003, which are subject to review and approval by the Company's new management and board of directors. The Company is in the process of undergoing a significant restructuring of its operations and staffing levels, which are not as yet complete. Until this process is completed, the Company is not in a position to estimate its total cash needs for the immediate future with a degree of certainty, particularly with respect to operating activities. However, the Company is able to estimate the following significant uses and sources of cash:

    o   Capital expenditures of approximately $65 million;

    o Debt service obligations, including interest, of approximately $70 million;

    o Restructuring-related payments ranging from approximately $55 million to $75 million;

    o The anticipated release of the $150 million investment from Leucadia currently in escrow.

    The Company currently estimates it will spend approximately $65 million for capital expenditures for the remainder of 2002 and through 2003 primarily to enhance and expand products and service offerings for both carrier and media services and continued extension of the network in major metro markets. Projected capital expenditures may be impacted if the actual level of asset sales and business requirements vary from those currently considered in the projections or if there are unfavorable outcomes associated with contingent liabilities or disputes not currently factored in its projections. In addition, the acquisition of new customers or the expansion of the business activities of existing customers could significantly impact the capital expenditure requirement.

    Debt service obligations for the remainder of fourth quarter 2002 through 2003 consists of interest payments and principal payments of approximately $55 million and $15 million, respectively, for the remaining Credit Agreement balance, sale and subsequent leaseback, which will be replaced with new secured debt, and miscellaneous debt and capital lease obligations.

    Projected restructuring related payments include payments for professional services provided to the Company as a result of its Chapter 11 filing, retention bonus agreements and retention incentive awards discussed in Note 16 to the condensed consolidated financial statements and fourth quarter severance payments.

    As explained above, the $150 million investment by Leucadia is currently held in escrow pending receipt of certain approvals from the FCC. The projection above assumes the proceeds will be received by the Company prior to the February 2003 deadline. If the Escrow Agreement is unwound, the Company will not receive the $150 million investment by Leucadia. In order to maintain sufficient liquidity to execute on its business plan, the Company will need to pursue certain asset sales allowed by the Exit Credit Agreement for working capital requirements.


    The Company believes that the projections discussed above are based on estimates and assumptions that are reasonable. However, the estimates and assumptions may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. No representations can be or are made as to whether the actual results will be within the range set forth in its projections and should not be relied upon as a guarantee or other assurance of the actual results that will occur. Any variation in the projections could impact the Company's future cash requirements. In addition, the Company expects that upon completion of its restructuring of its operations, it may still require significant amounts of cash to fund its operating activities. No amounts for operating activities are reflected above.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    Upon consummation of the Restructuring Agreement on October 15, 2002, approximately $4.6 billion of the Company's debt was discharged resulting in interest relief of approximately $420 million on an annual basis. Pursuant to the terms of the Interim Amendment to the Credit Agreement, the Company prepaid $600 million of upcoming maturities under the Credit Agreement prior to and upon emergence from chapter 11. The Company's remaining outstanding debt balance subsequent to emergence from chapter 11 is estimated to be approximately $571 million consisting primarily of variable rate debt.

    The Company's interest rate exposure associated with short-term investments decreased since December 31, 2001 as short-term investments excluding marketable equity securities total $169.5 million as of September 30, 2002 compared to $893.9 million as of December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only resonable assurance of achieving the desired control objectives.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect and internal controls subsequent to the date the Company carried out this evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is subject to various types of litigation in connection with its business and operations.

    Williams' Securities Litigation

    On January 29, 2002, the first of numerous putative federal securities class actions was filed in the U.S. District Court for the Northern District of Oklahoma, against WCG, TWC, Keith Bailey, the former Chairman of TWC, Howard Janzen, the former Chairman, President and CEO of WCG, and Scott Schubert, the CFO of WCG. In June 2002, the Court bifurcated the case into two subclasses - one for purchasers of WCG securities and one for purchasers of TWC securities. In September 2002, the putative WCG subclass complaint was amended raising additional allegations and adding as defendants certain present and former officers of WCG and the accounting firm of Ernst & Young LLP. The putative WCG subclass amended complaint indicates that the action is purportedly brought on behalf of all persons who purchased or otherwise acquired securities of WCG between July 24, 2000 and April 22, 2002.

    As described in Note 2 above, the Confirmation Order provides an injunction with respect to (a) channeling all personal claims of WCG's unsecured creditors against TWC and deeming them satisfied from the consideration provided by TWC under the Settlement Agreement; and (b) channeling all remaining securities actions against WCG's officers and directors to a "fund" consisting of up to 2% of WilTel's common stock and the right to collect under the Company's director and officer liability insurance policies.


    Right of Way Class Action Litigation

     A number of suits attempting to achieve class action status seek damages and other relief from the Company based on allegations that the Company installed portions of its fiber-optic cable without all necessary landowner consents. These allegations relate to the use of rights of way licensed by railroads, state departments of transportation and others controlling pre-existing right-of-way corridors. The putative members of the class in each suit are those owning the land underlying or adjoining the right-of-way corridors. Similar actions have been filed against all major carriers with fiber-optic networks. It is likely that additional actions will be filed. The Company believes it obtained sufficient rights to install its cable. It also believes that the class action suits are subject to challenge on procedural grounds.

    The Company and other major carriers are seeking to settle the class action claims referenced above relating to the railroad rights of way through an agreed class action. These companies initially sought approval of a settlement in a case styled Zografos et. al. vs. Qwest Communications Corp., et. al., filed in the U.S. District Court for the District of Oregon on January 31, 2002. On July 12, 2002, the Oregon Court dismissed the action. Thereafter, on September 4, 2002, an existing case styled Smith, et al. v. Sprint, et al., pending in the United States District Court for the Northern District of Illinois, was amended to join the Company and two other telecommunications companies as defendants. On that same day, the plaintiffs and defendants jointly asked the Court to preliminarily approve a nationwide class action settlement agreement. A scheduling order has been entered by the Court and a hearing on the motion for preliminary approval has been scheduled for April 1, 2003. If approved, the settlement would settle the majority of the putative nationwide and statewide class actions referenced above.

    Platinum Equity Dispute

    On August 28, 2001, Platinum Equity LLC sent formal notice that it believes the Company owes it approximately $47 million arising from a recalculation of the net working capital of the domestic, Mexican, and

Canadian professional services operations of the Solutions segment sold to Platinum Equity. Pursuant to the provisions of the sale agreement, the parties submitted the dispute to binding arbitration before an independent public accounting firm. Both parties have completed submission of information to the arbitrator and are in the process of responding to the arbitrator's final questions. The amount currently in dispute is approximately $55 million. The Company denies that a material adjustment to the net working capital calculation is required. A final decision is expected by December 31, 2002.

    In September 2002, Platinum Equity filed suit against the Company alleging various breaches of representations and warranties related to the sale of the Solutions segment and requesting declatory action with respect to its right to set-off its damages for such breaches against its payment to the Company of approximately $57 million related to a promissory note from its purchase of the business. Platinum Equity then failed to make this payment. The Company denies the allegations and, in October 2002, the Company notified Platinum Equity that it was in default for its non-payment to the Company. The Company will avail itself of all available legal rights and remedies to collect the entire unpaid note balance from Platinum Equity.

    Thoroughbred Technology and Telecommunications, Inc. vs. WCL

    On July 24, 2001, Thoroughbred Technology and Telecommunications, Inc. ("TTTI") filed suit against WCL in the U.S. District Court for the Northern District of Georgia for claims that include breach of contract with respect to a fiber-optic fiber installation project that TTTI was constructing for itself and others, including WCL. TTTI seeks specific performance that includes payment of in excess of $36 million in damages plus pre-judgment interest and to require WCL to take title to a three (3) conduit system constructed between Cleveland, Ohio and Boyce, Virginia. WCL alleges various defenses, including significant warranty and breach of contract claims on the part of TTTI. On May 9, 2002, the Court granted TTTI's motion for partial summary judgment on the issue of WCL's liability, finding that WCL did not have the right to terminate the contract. WCL's warranty and breach of contract claims remain pending. The Court's order stated the amount of damages would not be established until a ruling is made regarding the remaining claims of both parties. However, TTTI filed a motion with the Court seeking to require WCL to close on the Cleveland to Boyce transaction and to enter judgment in TTTI's favor for in excess of $38 million. WCL counterclaims, if proven, will reduce the amount of any potential judgment that TTTI may obtain. WCL recently filed a Motion for Partial Summary Judgment contending that (1) WCL properly rejected the Cleveland to Boyce 3 conduit system and (2) TTTI is liable to WCL for its breaches of the construction related requirements of the Agreement. TTTI has indicated its intention to raise additional claims in the litigation against WCL in the stated amount of as much as $43 million. The discovery period of the lawsuit has closed and both TTTI and WCL have filed separate motions for partial summary judgment which remain pending with the Court.

    Oklahoma Department of Securities Investigation

    On April 26, 2002, the Oklahoma Department of Securities (the "Department") issued an Order of Investigation to both WCG and TWC. In that order, the Department expressed its intention to investigate unspecified allegations that WCG and TWC may have violated the Oklahoma Securities Act. The Company is cooperating fully with the Department. At this time, neither the scope of the Department's investigation nor the likely outcome of any such investigation can be determined. The Company believes that all of its actions and disclosures have been in full compliance with the Oklahoma Securities Act.

    Summary

     The Company is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. Except for the material claims listed above, in the opinion of management upon advice from legal counsel, the ultimate resolution of all claims, legal actions, and complaints after consideration of amounts accrued, insurance coverage, or other indemnification arrangements is not expected to have a materially adverse effect upon the Company's future financial position, results of operations, or cash flows.

    For information regarding other legal proceedings, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2.  CHANGES IN SECURITIES

     On October 15, 2002, pursuant to the Plan of Reorganization, as amended, and the Confirmation Order, WilTel issued an aggregate of 22,000,000 shares of its Common Stock ("Shares") to Leucadia, an aggregate of 27,000,000 Shares to the Residual Trust, and 1,000,000 shares to WCG to be held and distributed with respect to the channeling injunction stated in the Confirmation Order. Shares were issued to Leucadia in two distributions. First, 11,775,000 shares were issued under the Plan and pursuant to the Purchase Agreement (as defined in Note 2 to the Financial Statements) whereby Leucadia acquired the TWC Assigned Claims for a purchase price of $180 million by delivering the TWC Letter of Credit into escrow pursuant to the Escrow Agreement. Second, pursuant to the Investment Agreement, Leucadia invested $150 million in the Company by paying the Company $1,000 and delivering the Company Letter of Credit into escrow pursuant to the Escrow Agreement, in exchange for which 10,225,000 Shares were issued to Leucadia in accordance with the Plan. Shares issued to Leucadia in connection with the Investment Agreement were issued in a private placement and were not registered under the Securities Act of 1933 (the "33 Act"), and may not be transferred or otherwise disposed of unless they have been registered under the '33 Act or an exemption from registration is available. Shares issued pursuant to the Purchase Agreement are not exempt from the registration requirements of the '33 Act due to Section 1145(b) of the Bankruptcy Code and may not be transferred or otherwise disposed of unless they have been registered under the '33 Act or an exemption from registration is available. Each certificate representing Shares issued to Leucadia pursuant to the Investment Agreement and the Purchase Agreement, respectively, bears an appropriate restrictive legend. Shares were issued to the Residual Trust for distribution to holders of approximately $2.4 billion in allowed Class 5 and Class 6 claims under the Plan. Shares issued to the Residual Trust for distribution with respect to allowed claims under the Plan, excluding Shares issued pursuant to the Purchase Agreement, are exempt from the registration requirements of the '33 Act pursuant to section 1145 of the Bankruptcy Code and the Confirmation Order.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    On April 1, 2002, WCG did not make interest payments totaling approximately $91 million due under the terms of one of the Senior Redeemable Notes indentures. The failure to make that payment within the 30-day grace period resulted in a default under that indenture. In addition, the filing of WCG's voluntary petition under chapter 11 resulted in a default under each of the indentures governing the Senior Redeemable Notes. The Senior Redeemable Notes include:

                                                             Aggregate Principal Amount
         Issue                                               (as of February 11, 2002)(1)
         -----------------------------------------           ---------------------------
         10.70% Senior Redeemable Notes due 2007                     $500,000,000
         10.875% Senior Redeemable Notes due 2009                  $1,500,000,000
         11.70% Senior Redeemable Notes due 2008                     $575,000,000
         11.875% Senior Redeemable Notes due 2010                    $425,000,000

(1) $551 million in face amount of the Senior Redeemable Notes are held by CG Investments, Inc., a wholly-owned subsidiary of WCG.

    All actions with respect to enforcement of rights under the Senior Redeemable Notes were stayed by virtue of the commencement of the Chapter 11 Case. See Note 2 for a discussion of the discharge of the Senior Redeemable Notes in accordance with the Plan.

The Company paid its preferred stock dividends through January 2002. As of the commencement of the Chapter 11 Case, the Company ceased accruing dividends on its preferred stock. Because of the priority requirements of the Bankruptcy Code, the holders of the preferred stock received no distribution under the Plan and the preferred stock was cancelled.

    See Note 3 to the condensed consolidated financial statements above and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding these defaults. Such information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a) The exhibits listed below are filed as part of this report

        2.1           Copy of the Order Confirming Second Amended Joint Plan of
                      Reorganization of Williams Communications Group, Inc. and
                      CG Austria, Inc. (filed as Exhibit 99.1 to the Current
                      Report on Form 8-K dated October 11, 2002 (the "October
                      11, 2002, 8-K"))

        2.2           Second Amended Joint Plan of Reorganization of Williams
                      Communications Group, Inc. and CG Austria, Inc. (filed as
                      Exhibit A to Exhibit 99.2 to the Current Report on Form
                      8-K dated August 23, 2002)

        2.3           Modifications to Second Amended Joint Chapter 11 Plan of
                      Reorganization of Williams Communications Group, Inc. and
                      CG Austria, Inc. (Attachment I to Order Confirming Second
                      Amended Joint Plan of Reorganization of Williams
                      Communications Group, Inc. and CG Austria, Inc.) (filed as
                      Exhibit 99.3 to the October 11, 2002, 8-K)

        2.4           Consent Order in Aid of Consummation of Debtors' Second
                      Amended Joint Chapter 11 Plan of Reorganization (filed as
                      Exhibit 99.4 to the October 11, 2002, 8-K)

        3.1 Charter of the Company, filed with the Secretary of State of the State of Nevada on October 14, 2002 (filed as
                      Exhibit 99.7 to the Current Report on Form 8-K dated
                      October 24, 2002 (the "October 24, 2002, 8-K"))

        3.2           By-Laws of the Company, dated as of October 15, 2002
                      (filed as Exhibit 99.8 to the October 24, 2002, 8-K)

        3.3           By-Laws of the Company, as amended, dated as of October
                      15, 2002 (filed as Exhibit 99.9 to the October 24, 2002,
                      8-K)

        4.1 Stockholders Agreement, dated as of October 15, 2002, between Leucadia and the Company (filed as Exhibit 99.6 to the October 24, 2002, 8-K)

        4.2           Registration Rights Agreement, dated as of October 15,
                      2002, between Leucadia and the Company (filed as Exhibit
                      99.10 to the October 24, 2002, 8-K)

        4.3           Co-Sale Agreement, dated as of October 15, 2002, between
                      Leucadia and the Company (filed as Exhibit 99.11 to the October 24, 2002, 8-K)

        4.4 Stockholders Agreement, dated as of October 15, 2002, between TWC and the Company (filed as Exhibit 99.16 to the October 24, 2002, 8-K)

        4.5           Registration Rights Agreement, dated as of October 15,
                      2002, between TWC and the Company (filed as Exhibit 99.17 to the October 24, 2002, 8-K)


        10.119 Declaration of Trust, dated as of October 15, 2002, by and among WCG, the Company and the Residual Trustee (filed as Exhibit 99.1 to the October 24, 2002, 8-K)

        10.120        Amendment No. 1, dated as of October 15, 2002, to the
                      Purchase Agreement, dated as of July 26, 2002, between TWC and Leucadia (filed as Exhibit 99.2 to the October 24,
                      2002, 8-K)

        10.121 Escrow Agreement, dated as of October 15, 2002, by and among the Company, TWC, Leucadia and The Bank of New York, as Escrow Agent (filed as Exhibit 99.3 to the October 24,
                      2002, 8-K)

        10.122        First Amendment, dated as of September 30, 2002, to the
                      Investment Agreement, dated as of July 26, 2002, by and among the Company, Leucadia and WCL (filed as Exhibit 99.4 to the October 24, 2002, 8-K)

        10.123        Amendment No. 2, dated as of October 15, 2002, to the
                      Investment Agreement, dated as of July 26, 2002 and amended as of September 30, 2002, by and among the Company, Leucadia and WCL (filed as Exhibit 99.5 to the
                      October 24, 2002, 8-K)


        10.124 Second Amended and Restated Credit and Guaranty Agreement, dated as of September 8, 1999, as amended and restated as of April 25, 2001 and as further amended and restated as of October 15, 2002 (filed as Exhibit 99.12 to the October
                      24, 2002, 8-K)

        10.125 Amendment No. 9, dated as of October 15, 2002, to Amended and Restated Credit Agreement, dated as of September 8,
                      1999, and Amendment No. 1, dated as of October 15, 2002, to the Subsidiary Guarantee, dated as of September 8, 1999
                      (filed as Exhibit 99.13 to the October 24, 2002, 8-K)

        10.126        Amended and Restated Security Agreement, dated as of April
                      23, 2001, as amended and restated as of October 15, 2002
                      (filed as Exhibit 99.14 to the October 24, 2002, 8-K)

        10.127        Amendment No. 1, dated as of October 15, 2002, to the Real
                      Property Purchase and Sale Agreement, dated as of July 26,
                      2002, among Williams Headquarters Building Company, WTC,
                      WCL, WCG and Williams Communications Aircraft, LLC (filed as Exhibit 99.15 to the October 24, 2002, 8-K)

        99.1          Order Pursuant to Section 1125 of the Bankruptcy Code and
                      Bankruptcy Rules 3017 and 2002 (A) Approving Proposed
                      Second Amended Disclosure Statement and Certain Related
                      Relief, (B) Approving Procedures for Solicitation and
                      Tabulation of Votes to Accept or Reject Proposed Second
                      Amended Joint Plan of Reorganization, and (C) Scheduling a
                      Hearing on Confirmation of Such Plan, dated August 13,
                      2002 (filed as Exhibit 99.1 to the Current Report on Form
                      8-K dated August 23, 2002 (the "August 23, 2002, 8-K"))

        99.2          Second Amended Disclosure Statement With Respect to Second
                      Amended Joint Chapter 11 Plan of Reorganization of
                      Williams Communications Group, Inc., and CG Austria, Inc., dated August 12, 2002 (filed as Exhibit 99.2 to the August
                      23, 2002, 8-K)

        99.3 Registrant's monthly operating statement for the month ended August 31, 2002 (filed as Exhibit 99.5 to the
                      October 11, 2002, 8-K)


        99.4 Monthly operating statement of WCG for the period after April 22, 2002 (date of filing) through May 31, 2002 (filed as Exhibit 99.18 to the October 24, 2002, 8-K)

        99.5        Monthly operating statement of WCG for the month ending June
                    30, 2002 (filed as Exhibit 99.19 to the October 24, 2002,
                    8-K)

        99.6        Monthly operating statement of WCG for the month ending July
                    31, 2002 (filed as Exhibit 99.20 to the October 24, 2002,
                    8-K)

        99.7        Monthly operating statement of WCG for the month ending
                    August 31, 2002 (filed as Exhibit 99.21 to the October 24,
                    2002, 8-K)

        99.8        Monthly operating statement of WCG for the month ending
                    September 30, 2002 (filed as Exhibit 99.22 to the October
                    24, 2002, 8-K)


     (b) During the third quarter 2002, WCG filed a Form 8-K on July 31, 2002 and August 23, 2002, which reported a significant event under Item 5 of the Form and included the exhibits required by Item 7 of the Form, and on August 16, 2002, which reported under Item 9 of the Form certifications by the chief executive officer and chief financial officer of the Company delivered pursuant to 18 U.S.C. Section 1350.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WILTEL COMMUNICATIONS GROUP, INC.
                                      ---------------------------------
                                      (Registrant)




                                      /s/  Ken Kinnear
                                      ------------------------------------
                                      Ken Kinnear
                                      Controller
                                      (Duly Authorized Officer and
                                      Principal Accounting Officer)

November 14, 2002

                                  CERTIFICATION

I, Jeff K. Storey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WilTel Communications Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JEFF K. STOREY
-----------------------
Jeff K. Storey
Chief Executive Officer

                                  CERTIFICATION

I, Scott E. Schubert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WilTel Communications Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ SCOTT E. SCHUBERT
-----------------------
Scott E. Schubert
Chief Financial Officer

                               INDEX TO EXHIBITS


      EXHIBIT
      NUMBER                                 DESCRIPTION
      -------                                -----------

        2.1           Copy of the Order Confirming Second Amended Joint Plan of
                      Reorganization of Williams Communications Group, Inc. and
                      CG Austria, Inc. (filed as Exhibit 99.1 to the Current
                      Report on Form 8-K dated October 11, 2002 (the "October
                      11, 2002, 8-K"))

        2.2           Second Amended Joint Plan of Reorganization of Williams
                      Communications Group, Inc. and CG Austria, Inc. (filed as
                      Exhibit A to Exhibit 99.2 to the Current Report on Form
                      8-K dated August 23, 2002)

        2.3           Modifications to Second Amended Joint Chapter 11 Plan of
                      Reorganization of Williams Communications Group, Inc. and
                      CG Austria, Inc. (Attachment I to Order Confirming Second
                      Amended Joint Plan of Reorganization of Williams
                      Communications Group, Inc. and CG Austria, Inc.) (filed as
                      Exhibit 99.3 to the October 11, 2002, 8-K)

        2.4           Consent Order in Aid of Consummation of Debtors' Second
                      Amended Joint Chapter 11 Plan of Reorganization (filed as
                      Exhibit 99.4 to the October 11, 2002, 8-K)

        3.1 Charter of the Company, filed with the Secretary of State of the State of Nevada on October 14, 2002 (filed as
                      Exhibit 99.7 to the Current Report on Form 8-K dated
                      October 24, 2002 (the "October 24, 2002, 8-K"))

        3.2           By-Laws of the Company, dated as of October 15, 2002
                      (filed as Exhibit 99.8 to the October 24, 2002, 8-K)

        3.3           By-Laws of the Company, as amended, dated as of October
                      15, 2002 (filed as Exhibit 99.9 to the October 24, 2002,
                      8-K)

        4.1 Stockholders Agreement, dated as of October 15, 2002, between Leucadia and the Company (filed as Exhibit 99.6 to the October 24, 2002, 8-K)

        4.2           Registration Rights Agreement, dated as of October 15,
                      2002, between Leucadia and the Company (filed as Exhibit
                      99.10 to the October 24, 2002, 8-K)

        4.3           Co-Sale Agreement, dated as of October 15, 2002, between
                      Leucadia and the Company (filed as Exhibit 99.11 to the October 24, 2002, 8-K)

        4.4 Stockholders Agreement, dated as of October 15, 2002, between TWC and the Company (filed as Exhibit 99.16 to the October 24, 2002, 8-K)

        4.5           Registration Rights Agreement, dated as of October 15,
                      2002, between TWC and the Company (filed as Exhibit 99.17 to the October 24, 2002, 8-K)


        10.119 Declaration of Trust, dated as of October 15, 2002, by and among WCG, the Company and the Residual Trustee (filed as Exhibit 99.1 to the October 24, 2002, 8-K)

        10.120        Amendment No. 1, dated as of October 15, 2002, to the
                      Purchase Agreement, dated as of July 26, 2002, between TWC and Leucadia (filed as Exhibit 99.2 to the October 24,
                      2002, 8-K)

        10.121 Escrow Agreement, dated as of October 15, 2002, by and among the Company, TWC, Leucadia and The Bank of New York, as Escrow Agent (filed as Exhibit 99.3 to the October 24,
                      2002, 8-K)

        10.122        First Amendment, dated as of September 30, 2002, to the
                      Investment Agreement, dated as of July 26, 2002, by and among the Company, Leucadia and WCL (filed as Exhibit 99.4 to the October 24, 2002, 8-K)

        10.123        Amendment No. 2, dated as of October 15, 2002, to the
                      Investment Agreement, dated as of July 26, 2002 and amended as of September 30, 2002, by and among the Company, Leucadia and WCL (filed as Exhibit 99.5 to the
                      October 24, 2002, 8-K)


        10.124 Second Amended and Restated Credit and Guaranty Agreement, dated as of September 8, 1999, as amended and restated as of April 25, 2001 and as further amended and restated as of October 15, 2002 (filed as Exhibit 99.12 to the October
                      24, 2002, 8-K)

        10.125 Amendment No. 9, dated as of October 15, 2002, to Amended and Restated Credit Agreement, dated as of September 8,
                      1999, and Amendment No. 1, dated as of October 15, 2002, to the Subsidiary Guarantee, dated as of September 8, 1999
                      (filed as Exhibit 99.13 to the October 24, 2002, 8-K)

        10.126        Amended and Restated Security Agreement, dated as of April
                      23, 2001, as amended and restated as of October 15, 2002
                      (filed as Exhibit 99.14 to the October 24, 2002, 8-K)

        10.127        Amendment No. 1, dated as of October 15, 2002, to the Real
                      Property Purchase and Sale Agreement, dated as of July 26,
                      2002, among Williams Headquarters Building Company, WTC,
                      WCL, WCG and Williams Communications Aircraft, LLC (filed as Exhibit 99.15 to the October 24, 2002, 8-K)

        99.1          Order Pursuant to Section 1125 of the Bankruptcy Code and
                      Bankruptcy Rules 3017 and 2002 (A) Approving Proposed
                      Second Amended Disclosure Statement and Certain Related
                      Relief, (B) Approving Procedures for Solicitation and
                      Tabulation of Votes to Accept or Reject Proposed Second
                      Amended Joint Plan of Reorganization, and (C) Scheduling a
                      Hearing on Confirmation of Such Plan, dated August 13,
                      2002 (filed as Exhibit 99.1 to the Current Report on Form
                      8-K dated August 23, 2002 (the "August 23, 2002, 8-K"))

        99.2          Second Amended Disclosure Statement With Respect to Second
                      Amended Joint Chapter 11 Plan of Reorganization of
                      Williams Communications Group, Inc., and CG Austria, Inc., dated August 12, 2002 (filed as Exhibit 99.2 to the August
                      23, 2002, 8-K)

        99.3 Registrant's monthly operating statement for the month ended August 31, 2002 (filed as Exhibit 99.5 to the
                      October 11, 2002, 8-K)

        99.4 Monthly operating statement of WCG for the period after April 22, 2002 (date of filing) through May 31, 2002 (filed as Exhibit 99.18 to the October 24, 2002, 8-K)

        99.5        Monthly operating statement of WCG for the month ending June
                    30, 2002 (filed as Exhibit 99.19 to the October 24, 2002,
                    8-K)

        99.6        Monthly operating statement of WCG for the month ending July
                    31, 2002 (filed as Exhibit 99.20 to the October 24, 2002,
                    8-K)

        99.7        Monthly operating statement of WCG for the month ending
                    August 31, 2002 (filed as Exhibit 99.21 to the October 24,
                    2002, 8-K)

        99.8        Monthly operating statement of WCG for the month ending
                    September 30, 2002 (filed as Exhibit 99.22 to the October
                    24, 2002, 8-K)