Form 10-K
period 2002-12-31
WILTEL COMMUNICATIONS GROUP INC
filed 2003-03-27
CIK 1195454

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(MARK ONE)
|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR
| |              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD      FROM TO

                        COMMISSION FILE NUMBER 000-50040

                                 ---------------
                        WILTEL COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

              NEVADA                                           01-0744785
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


    ONE TECHNOLOGY CENTER, TULSA, OKLAHOMA                       74103
   (Address of principal executive offices)                     (Zip Code)

               Registrant's Telephone Number, Including Area Code:
                                 (918) 547-6000

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes |X| No | |

      The aggregate market value of common stock of Williams Communications Group, Inc. (the predecessor to the registrant) held by non-affiliates as of the close of business on June 28, 2002, calculated based on the closing price of OTC trading, was approximately $10.3 million.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No | |

      The number of shares of the registrant's Common Stock outstanding at February 28, 2003, was 50,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Not applicable.

================================================================================

                       WILLIAMS COMMUNICATIONS GROUP, INC.

                                    FORM 10-K

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

      WilTel Communications Group, Inc. ("WilTel" or, together with its direct and indirect subsidiaries and predecessor companies, the "Company") was incorporated under the laws of the State of Nevada on October 14, 2002. The principal executive offices of WilTel are located at One Technology Center, Tulsa, Oklahoma 74103 (telephone 918-547-6000).

      WilTel is the holding company for a business that, until October of 2002, was owned by Williams Communications Group, Inc. ("WCG"). The following is a brief description of the development of the business as well as a summary of the bankruptcy reorganization that resulted with WilTel emerging as the successor to WCG.

UNCERTAINTY IN THE TELECOMMUNICATIONS INDUSTRY

      The telecommunications industry has experienced a great deal of instability during the past several years. During the 1990s, forecasts of very high levels of future demand brought a significant number of new entrants and new capital investments into the industry. However, many industry participants have gone through bankruptcy, those forecasts have not materialized, telecommunications capacity now far exceeds actual demand, and the resulting marketplace is characterized by fierce price competition as traditional and next generation carriers compete to secure market share. Resulting lower prices have eroded margins and have kept many carriers--including the Company--from attaining positive cash flow from operations. Many network providers, and their customers, have and are undergoing reorganizations through bankruptcy, contemplating bankruptcy, or experiencing significant operating losses while consuming much of their remaining liquidity.

      The Company does not know if and when the current state of aggressive pricing will end, or whether the current instability in the sector will lead to industry consolidation. If industry consolidation does occur, it would not necessarily benefit the Company or ensure that pricing rationality will return to the industry. However, if consolidation does not occur and new investment capital continues to flow into telecommunications carriers, pricing pressures could continue and supply may continue to outpace demand for the foreseeable future. While the Company will examine opportunities to acquire other carriers or large blocks of business if such opportunities are presented to the Company, and even if such transactions could be consummated at prices deemed to be attractive, no assurance can be given that the Company could successfully complete such acquisitions or that the Company could obtain the necessary capital or lender approvals to do so.

            The Company has continued to incur losses during the period subsequent to its emergence from the chapter 11 proceedings and the adoption of fresh start accounting. The Company expects these losses will continue, in part because the rates the Company charges for its services have declined, consistent with industry-wide experience, and downward pricing may continue if current market conditions do not change. In addition, the Company has experienced a loss of customers due to customer bankruptcies, industry consolidation and lower demand. The Company expects it will continue to incur losses until it can grow the volume of its business or increase the prices it charges for its services. The projected losses in its current business plan are higher than contemplated in the bankruptcy plan. Although the Company believes that its current business plan will enable it to attain profitability in the future, the Company is unable to predict with certainty if, and when, it will be able to report profitable results of operations.

      The Company's current focus is to retain its existing business by providing a high quality of service, to obtain new business if it can be done on a profitable basis, to reduce its operating expenses to the greatest extent possible, and to conserve liquidity. At December 31, 2002, the Company had $291.3 million of cash and cash equivalents to meet its cash requirements, and believes that it has sufficient liquidity to meet its needs through 2004. The Company has $375 million of debt due under its Exit Credit Agreement, and approximately $142 million of debt under the OTC Notes. Approximately $157 million of this debt matures during 2005. Unless the Company is able to generate significant cash flows from operations through profitable revenue growth, expense reductions or some combination of both, it is likely that new capital will have to be raised to meet its maturing debt obligations in 2005.

A BRIEF HISTORY OF THE BUSINESS

      In 1985, The Williams Companies, Inc. ("TWC") entered the communications business by placing fiber-optic cables in pipelines no longer in use. By 1989, through a combination of construction projects and acquisitions, TWC had completed the fourth nationwide digital fiber-optic network, consisting of approximately 9,700 miles. At the time, TWC operated this network business under the name "WilTel." In January 1995, TWC sold its network business to LDDS Communications (now WorldCom) except for an approximately 9,700-route mile network comprised of a single fiber-optic strand and associated equipment along the original nationwide network. TWC retained a telecommunications equipment distribution business and a business unit called Vyvx Services. In January 1998, TWC reentered the communications network business through its wholly-owned subsidiary, WCG. By the end of 2001, WCG had completed a new network that, at the time, was a 27,000-mile network. As a result of a series of transactions begun in 1999, by April 2001 most of WCG's outstanding common stock was publicly held and TWC retained only 5%.

THE BANKRUPTCY REORGANIZATION

      During and subsequent to fourth quarter 2001, due to negative developments in the telecommunications industry and the lack of progress in negotiations with the Company's secured lenders, the Company considered various alternatives for a financial restructuring. By late February 2002, the Company announced that it was also evaluating restructuring under chapter 11 of title 11 of the United States Code ("Bankruptcy Code").

      On April 22, 2002, WCG along with one of its subsidiaries (CG Austria, Inc., collectively with WCG referred to as the "Debtors") filed petitions for relief under the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). From April 22, 2002, through October 15, 2002, the Debtors managed their property as debtors in possession, subject to the supervision of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. On September 30, 2002, the Bankruptcy Court entered an order confirming the Debtors' plan of reorganization, which became effective on October 15, 2002. For a more comprehensive overview of the Chapter 11 reorganization, see Item 1(d) "Other Information--Overview of the Chapter 11 Proceedings" below.

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

      See Part II, Item 8 "Financial Statements and Supplementary Data."

(c) NARRATIVE DESCRIPTION OF BUSINESS

      Substantially all operations of WilTel are conducted through subsidiaries. As it is used in this report, the term "WilTel" also includes its operating subsidiaries where the context requires. Restrictions contained in certain of WilTel's debt agreements limit the ability of the Company's principal operating subsidiary, WilTel Communications, LLC ("WCL"), to transfer funds to its parent, WilTel, except for certain payments permitted under the long-term credit facility.

      WilTel's operating segments include two reportable segments, Network and Vyvx, the operations of which are described below.

                                     NETWORK

      Through its Network segment, WilTel owns or leases and operates a nationwide inter-city fiber-optic network, extended locally and globally. WilTel's Network segment is a provider of Internet, data, voice, and video services to companies that use high capacity communications as an integral part of their service offerings. WilTel also offers rights of use in dark fiber, which is fiber that it installs but for which it does not provide communications transmission services. Network has built networks and entered into strategic relationships to provide services in the United States and connectivity to Asia, Australia, New Zealand, Canada, Mexico, and Europe.

      WilTel's global network includes ownership interests in or rights to use:

      - nearly 30,000 miles of fiber optic cable, of which 28,554 is currently in service;

      -     local fiber optic cable networks within 20 of the largest U.S.
            cities;

      -     120 network centers located in 107 U.S. cities;

      - operational border crossings between the U.S. and Mexico in California and Texas, and between the U.S. and Canada in Washington, Michigan, and New York; and

      - capacity on five major undersea cable systems connecting the continental U.S. with Europe, Asia, Australia, New Zealand, and Hawaii.

      WilTel also has rights to use dark fiber or wavelengths in Europe connecting the UK, France, Germany, Belgium, the Netherlands, Norway, Denmark, Finland, and Sweden. These rights have not been exercised.

      REVENUES

      Excluding sales made by Network to the Vyvx segment, Network contributed the following revenue for the past three years:

                          TOTAL REVENUE         PERCENTAGE OF
            YEAR          (IN THOUSANDS)    CONSOLIDATED REVENUES
            ----          --------------    ---------------------
            2002          $ 1,047,626                 88%
            2001          $ 1,021,199                 86%
            2000          $   670,745                 80%

      WilTel believes it provides customers with a cost-effective foundation from which to build or expand their businesses. WilTel operates and provides services through its:

      U.S. voice network. WilTel's functional switching solutions provide the platform to deliver a broad suite of basic and enhanced voice services across its multi-service backbone network. WilTel offers its voice network to major service providers (e.g., Regional Bell Operating Companies (known as "RBOCs"), foreign governmental or privatized postal, telephone, and telegraph authorities (known as "PTTs"), voice resellers and other voice service providers).

      Optical transport network. WilTel combines optical and electronic transmission and switching equipment in its network. WilTel's core network employs optical restorable mesh architecture, and is augmented with regional SONET (Synchronous Optical Network) rings. This architecture provides the restorability benefits of a SONET ring architecture, but with greater capacity efficiency. This enables WilTel to provide its customers with the flexibility to control their own service on the WilTel network rather than build these capabilities or networks for themselves.

      U.S. enhanced data services network. WilTel's data services network employs a technology allowing it to interwork multiple protocols of Layer 2 and Layer 3 data networking technology. This interworking capability enables customers to independently pick and choose the type of networking technology or protocols they wish to use on a location-by-location basis.

      Internet infrastructure. WilTel's Internet Protocol ("IP") backbone network allows customer access at more than 120 network centers nationwide, including access to international connectivity, using the customer's choice of protocols including Asynchronous Transfer Mode ("ATM"), Frame Relay, Private Line, SONET, and Ethernet.

      Out-source network infrastructure. Network's Managed Services group designs, builds, and operates network infrastructure for its customers. WilTel believes it can help customers expand into new markets by building out their infrastructures and implementing new network services.

      International connectivity. WilTel owns or has rights to use capacity in five undersea cables connecting its domestic network to facilities in the United Kingdom, Europe, Australia, New Zealand, Asia, and Hawaii. Utilizing its sub-sea cable capacity and border crossings into Mexico and Canada, WilTel links its North American network to international facilities. The undersea cables and border crossings enable WilTel to increase the utilization of its core U.S. network by providing domestic and global connectivity for WilTel's U.S. and international customers.

PROPERTIES

          U.S. Inter-City Network

                                                              MILES IN      AVERAGE NO. OF
          THE WILTEL NETWORK                    ROUTE MILES   OPERATION    FIBERS PER CABLE
          ------------------                    -----------   ---------    ----------------
Wholly owned fiber routes, built by WilTel        16,938        15,948           123

Fiber routes jointly owned (1)                     1,258         1,258            12

Fiber routes through dark fiber rights (2)        11,348        11,348            17
                                                  ------        ------
Total (3)                                         29,544        28,554

(1) This category consists of Network's fiber rights in routes that have been jointly constructed by FTV Communications, LLC ("FTV"), a limited liability company in which WilTel shares equal ownership and control with two other parties. FTV constructed the portion of the route between Portland and Las Vegas and obtained rights in dark fiber in the portion of the route between Las Vegas and Los Angeles and in the Detroit-Cleveland route. FTV owns the right of way over some of the route it constructed, with each of its members also contributing rights of way. FTV granted rights in dark fibers on the completed routes to WilTel and its other members.

(2) This category consists of rights in dark fiber and conduits that Network has obtained. Network has obtained approximately 11,348 route miles, all of which have had fiber-optic cable installed. Network manages the transmission equipment on the routes it acquired, and it typically pays for the maintenance of fiber-optic strands and rights of way.

(3) In 2002, WilTel completed a route-by-route audit to verify and update route mileages for all network segments.

      Network also leases capacity from both long-distance and local telecommunications carriers, including its competitors, in order to meet the needs of its customers. Leases of capacity are distinguished from rights in dark fiber in that capacity leases are for only a portion of the fiber capacity and the lessor supplies and operates the equipment to transmit over the fiber. Capacity leases are generally for terms of one month to five years, but can be longer. Network leases from third parties less than one and a half percent of its U.S. network capacity currently in use. These leases are for areas where Network does not have on-network capacity, or such capacity is not currently sufficient to meet the expected near-term demand.

      In September 2001, Network acquired two gateway switches from Ameritech Global Gateway Services ("AGGS"), a subsidiary of SBC Communications, Inc., and in turn, WilTel assumed the wholesale international long-distance business conducted by AGGS (now called WilTel Global Voice Services or WGVS). The gateways allow the company to offer outbound foreign termination and inbound domestic termination to other carrier customers.

      The domestic voice network grew to eighteen switches in 2002.

      City-by-city routes. The following table sets forth details about the operational route miles in Network's completed network.

                                                      ROUTE MILES
                                       --------------------------------------------
                                       WHOLLY   JOINTLY   DARK FIBER   TOTAL MILES
FIBER BUILD SEGMENT                    OWNED     OWNED      RIGHTS     IN OPERATION
-------------------                    -----     -----      ------     ------------
ACI (1)                                1,007       --         --          1,007
Albany - Boston                          182       --         --            182
Atlanta - Jacksonville                   357       --         --            357
Atlanta - Chicago                      1,003       --         30          1,033
Chicago - Cleveland                      226       --         --            226
Cleveland - Washington                    --       --        629            629
Chicago - Indianapolis                    --       --        304            304
China/Japan Cable: Bandon
  Connections                            194       --         93            287
China/Japan Cable: West Coast
  Connections                            445       --        240            685
Cleveland - New York City                 --       51        701            752
Dallas - Houston                          --       21        230            251
Daytona Beach - Tampa                    152       --         --            152
Denver - Dallas                           --       15      1,061          1,076
Denver - Salt Lake City                  568       --         --            568
Detroit - Cleveland                       --        7        216            223
New York - Washington                    250       --         98            348
Houston - Washington (2)               2,703       --         85          2,788
Houston - Chicago                      1,429       --         --          1,429
Houston - San Antonio                     --       11        702            713
Jacksonville - Miami                     358       --          3            361
Kansas City - Denver                     630       --         --            630
Los Angeles - New York City               --        8      3,635          3,643
Los Angeles - Houston                  1,831       --         --          1,831
San Diego - Anaheim                       --      126         --            126

(continued from prior page)                           ROUTE MILES
                                       --------------------------------------------
                                       WHOLLY   JOINTLY   DARK FIBER   TOTAL MILES
FIBER BUILD SEGMENT                    OWNED     OWNED      RIGHTS     IN OPERATION
-------------------                    -----     -----      ------     ------------
Los Angeles - Anaheim                     25       --         --             25
Los Angeles - Sacramento (2)             740       12        755          1,507
San Francisco - San Jose                  48       --         --             48
San Francisco - Sacramento               121       --         --            121
Miami - Tallahassee                      543       --         --            543
Minneapolis - Kansas City                453       --         --            453
Minneapolis - Chicago                    425       --         37            462
Minneapolis - Detroit                     --       12        763            775
New Orleans - Tallahassee                471       --         --            471
New York - Boston (2)                    156       --        416            572
Miscellaneous Metro (Local)
  builds                                  85       --          2             87
Portland - Seattle (2)                   177        1        180            358
Portland - Los Angeles                    --      995        330          1,325
Sacramento-Portland (2)                  680       --        680          1,360
Salt Lake City - Sacramento              661       --         --            661
PAIX Interconnect to San
  Francisco                                3       --          2              5
San Diego - Mexico                        26       --         --             26
TAT 14                                     1       --        153            154
                                      ------    -----     ------         ------
        TOTAL (3)                     15,950    1,259     11,345         28,554

(1) In September 2000, the Company acquired the long distance network assets of Ameritech Communications, Inc., a subsidiary of SBC Communications, Inc. The assets acquired are located in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin, and include a 1,997-mile fiber optic network over four routes, indefeasible rights of use in dark fiber and 15 data centers. 1,007 of the 1,997 route mile network is currently operational.

(2) Each of these segments includes two separate routes; therefore, the route miles reflected in the table above include mileage for each of the two separate routes.

(3) In 2002, the Company completed a route-by-route audit to verify and update route mileages for all network segments.

      In 2002, the Company completed six regional SONET rings. Deployment of the regional rings allows for a fully restorable service to be provided in 92% of the U.S. cities served on the network. In the event of a network outage, customers using the rings are expected to have their services restored by means of traditional SONET approaches.

      Network architecture and technology. WilTel's network operating system includes the following features:

            - Multi-service networking -- WilTel's network architecture allows for the bundling of video, Internet, data, and voice services across an integrated network platform.

            - Optical switching -- Switched optical systems allow WilTel to deliver reliable network services with differentiated levels of service.

            - IP routing -- Internet protocol networks allow for multimedia traffic delivery and management. Traffic destined for either the public Internet or internal corporate locations is handled across WilTel's IP backbone.

            - ATM switching -- ATM switching is a packet switching technology, which provides for the delivery of multiple quality of service levels and is designed to transfer video, voice, and data in fixed-sized cells.

            - MPLS networking -- Multi-protocol label switching allows for the interworking of IP, ATM, and optical systems. MPLS facilitates management of quality of service, traffic administration, and service differentiation across the network, especially in the IP domain.

            - Voice switching -- WilTel employs scalable, functional switching solutions to deliver basic and enhanced voice services across its multi-service backbone.

            - Multiprotocol media transport -- Broadcast quality video support is provided over the multi-services network infrastructure with customer connections to private line, ATM, IP, and satellite networks.

            - Flexible metro access services -- WilTel offers access to its multi-services network via a variety of connectivity mechanisms. Supported speeds include OC-3 to OC-192, ten megabits per second Ethernet to one gigabit Ethernet, and DS1/T1 to DS3/T3. Each access can deliver video, voice, Internet or data services.

            - Nationwide Ethernet services -- Beyond the metro access areas, WilTel provides Ethernet connectivity on both a local and national basis. With full VLAN (virtual local area network) support, this service offers connectivity ranging from one megabit per second to a full one gigabit per second bandwidth in one megabit per second increments.

            - Meshed SONET technology -- Optically meshed SONET provides options for the management and integration of nationwide network implementations. Complementing SONET ring technology, meshed SONET architecture is a more efficient utilization of network bandwidth as compared with traditional SONET architectures.

            - DWDM -- Dense wave division multiplexing is a technology that allows transmission of multiple wavelengths of light over a single fiber-optic strand, thereby increasing network capacity without additional fiber builds.

            - Closer spacing of transmission electronics and optronics -- Network spaces its transmission electronics and optronics at 40-mile intervals resulting in a reduction in noise, dispersion, and other factors inherent with longer intervals.

            - Advanced fiber optic cable -- Newer fiber-optic cable, including Corning's Enhanced LEAF(TM) fiber and Lucent's TruWave(TM) fiber, has a wider spectral range than previously deployed fibers, enabling a greater number of wavelengths to be sent over long distances.

      Network centers. As of December 31, 2002, Network had 120 network centers across the U.S. Network centers are environmentally controlled, secure sites designed to house transmission, routing, and switching equipment and local operational staff, as well as space and power for collocation customers.

      Conduit and fiber-optic cable. The WilTel network was built for expandability and flexibility and contains multiple conduits along more than 90 percent of the routes it constructed. To construct fiber-optic cable, the manufacturer places fiber-optic strands inside small plastic tubes, wraps bundles of these tubes with plastic, and strengthens them with metal. Network then places these bundles inside a conduit, which is high-density polyethylene hollow tubing one-and-one-half to two inches in diameter. The conduit is generally buried approximately 42 inches underground along pipeline or other rights of way corridors. Network also uses steel casing in high-risk areas, including railroad crossings and high-population areas, thereby providing greater protection for the cable. The first conduit contains a cable generally housing between 96 and 144 fibers, and the second conduit or, where constructed, third conduit, serves as a spare. The spare conduits allow for future technology upgrades, potential conduit sales, and expansion of capacity at costs significantly below the cost of new construction. After existing and anticipated leases of dark fiber, Network generally plans to retain from 8 to 24 fibers throughout the network for its own use.

      Rights of way. The WilTel network was primarily constructed by digging trenches along rights of way, or rights to use the property of others, which Network obtained throughout the United States from various landowners. Generally, where feasible, Network used the rights of way of pipeline companies that WilTel believed provided greater physical protection of the fiber system and resulted in lower construction costs than systems built over more public rights of way. Almost all of its rights of way extend through at least 2018. Rights of way are generally for terms of at least 20 years, and most cover distances of less than one mile.

      Monitoring. WilTel Communications uses its "One Call Center" to protect against third-party activity (including activities like construction or excavation in or near a network right of way) that could disturb the network's fiber-optic cables. The Company's One Call Center was formed in 2002 and protects approximately 16,000 miles of WilTel fiber-optic cable, operating in 38 states. The center works directly with state one-call agencies and is capable of processing over one million tickets per year.

      Local Network

      As of December 31, 2002, Network had in operation on-net local services in 20 U.S. cities. These cities in which Network has completed local builds are:
Anaheim, Atlanta, Baltimore, Boston, Chicago, Dallas, Houston, Los Angeles, Miami, Minneapolis, New York, Newark, Philadelphia, Phoenix, San Francisco, San Jose, Santa Clara, Seattle, St. Louis, and Washington, D.C. The Company has rights to utilize an additional 30,740 dark fiber miles in the U.S. through a fiber lease agreement with Metromedia Fiber Network ("MFN"). In addition, under the terms of this 2002 agreement with MFN, the Company has the right to lease an additional 54,324 of dark fiber miles anywhere that MFN may construct or currently owns dark fiber in the U.S. or Europe.

      Global Network

      Network has built facilities or entered into strategic relationships to provide connectivity to Asia, Australia, New Zealand, Canada, Mexico, and Europe. WilTel owns or has rights to use capacity in five undersea cables that are described below. Sub-sea cable capacity is expressed using the European SDH (Synchronous Digital Hierarchy) standard in terms of number of STM-1s, which has a bit rate of approximately 155 million bits per second. It is equivalent to the North American SONET standard OC-3. Utilizing its sub-sea capacity and border crossings into Mexico and Canada, WilTel believes it may increase utilization of its core U.S. network by providing domestic and global connectivity to WilTel's U.S. and international customers.

      China-U.S. cable and Japan-U.S. cable. WilTel acquired SBC's interests in these two cables in June 2000. Both cables and their respective West Coast interconnection points were operational at the end of 2001. The China-U.S. cable is a 16,000-mile system, operating at 80 gigabits per second. The Japan-U.S. cable is a 13,000 mile system, operating at 300 gigabits per second. WilTel has 14 STM-1s of capacity on China-U.S. and 98 STM-1s of capacity on Japan-U.S.

      TAT-14 cable system. Under an agreement with Telia International Carrier AB ("Telia"), the national communications service provider in Sweden, WilTel obtained 16 STM-1s of capacity on the TAT-14 cable system, which connects the United States with the United Kingdom, the Netherlands, Denmark, Germany, and France. TAT-14 became operational in the fourth quarter of 2001 and operates at 640 gigabits per second.

      AC-1 Network. In 1999, WilTel acquired one STM-1 of capacity from the Atlantic Cable 1 Network connecting the continental U.S. and Europe. This cable system was operational at the end of 2001 and operates at 40 gigabits per second.

      Southern Cross Cable Network. WilTel acquired four STM-1s of capacity on this network in April 2000. Southern Cross is an undersea cable network linking Australia and New Zealand with Hawaii and the West Coast of the United States. This cable became operational in November 2000 and operates at 200 gigabits per second.

      Europe. WilTel has the right to use up to approximately 27,000 kilometers of European dark fiber (about 17,000 miles) or up to 31,000 kilometers of European wavelengths (about 19,000 miles) from its agreements with Telia. WilTel has the right to select either wavelengths or fiber strands across Telia's network, depending on the route and WilTel's needs. The Telia network connects 22 of the largest European cities. Although WilTel has paid for these rights, it is not using the fiber or wavelengths.

      Australia. PowerTel, Ltd., a publicly traded company, operates communications networks connecting and serving the three Australian cities of Brisbane, Melbourne, and Sydney. WilTel, while owning a 45 percent economic interest in PowerTel, consolidates PowerTel's results of operations with its own because it is entitled to appoint a majority of the members of PowerTel's board of directors (which, for consolidation purposes, constitutes control over PowerTel's operations). In February 2003, WilTel's board of directors reviewed options for the PowerTel investment, including whether or not WilTel should pursue opportunities to sell its interest in PowerTel. While no firm commitments have been approved, WilTel is actively engaged in discussions that could result in a sale. WilTel's carrying value in PowerTel is not significant and any proceeds received from a sale are not expected to have a significant impact on WilTel.

      Changes in Global Network assets during 2002. During 2002, consistent with its efforts to streamline operations and focus on improving overall profitability, WilTel relinquished certain capacity on the Tycom Atlantic cable and the Asia-Pacific Cable Network (APCN-2) and sold certain capacity on other sub-sea cable systems.


PRODUCTS AND SERVICES

      Current Service Categories

      Network's products and services fall into eight categories:

      Packet-based data services. These services provide connectivity for Internet, data, voice, and video networks at variable capacities to connect two or more points. Specific packet-based data services include ATM, Frame Relay, and Internet transport services as well as the virtual private network ("VPN") service first introduced in March 2002. These services are provided over the WilTel network and enable it to bill based on service features and usage. Network also developed and provides transparent LAN services via wide-area Ethernet services over its network.

      Private line services. Network provides customers with fixed amounts of point-to-point capacity. These services are billed on fixed monthly fees, regardless of usage. Through Network's "Private Line QoS" capabilities, introduced in 2001, a customer can choose from four different "quality of service" levels in Network's Private Line service offerings to fit that customer's applications based on options related to protection (back-up capacity), service level agreements, pricing, and outage credits. Network has international private line services over its TAT-14, Japan/US, China/US, and Southern Cross cable systems, extending the domestic network to major global demand centers.

      Voice services. Network provides wholesale origination, transport, and termination, as well as calling card, directory assistance, operator assistance, and toll-free services. Network completes telephone calls to more than 200 countries worldwide.

      Optical wave services. This service is a point-to-point service, which has no back-up capacity, that allows a customer exclusive use of a portion of the transmission capacity of a fiber-optic strand rather than the entire fiber strand. A purchaser of optical wave services installs its own electrical interface, switching, and routing equipment.

      Backhaul services. Network has interconnected international cable landing stations on the West and East Coasts with fiber optic rings capable of terminating cable traffic at specified Network centers. These services are made available to providers that have their own respective undersea cable assets and need domestic interconnection services only.

      Dark fiber and conduit rights. Network sells rights to use dark fiber and related services. In addition, from time to time, it sells rights to conduit and installs conduit for its customers. Most of the network built by WilTel includes two spare conduits and Network may sell rights to use at least one of them. Purchasers of dark fiber rights install their own electrical and optical transmission equipment. A purchaser of conduit rights typically installs its own cable inside the conduit. Related services for both sales of rights for dark fiber and conduits include collocation of customer equipment at Network's data centers and other network equipment locations and maintenance of the purchased fiber or conduit.

      Collocation services. Network provides its customers with the opportunity to reserve space in its network centers to install their own equipment necessary to connect to the WilTel network. Customers have a variety of options on a location-by-location basis, including standard collocation, bulk collocation (either raw or ready-made), and Internet data center space.

      Managed Services. Network Managed Services offers customers a single source provider for end-to-end network solutions through a comprehensive suite of products and services. Network Managed Services provides customers with an array of services including, Lifecycle Program Management, Network Design, Engineering, Implementation Services, Fiber and Facility Construction, Vendor Support, Equipment Sales and Installation, IT Outsourcing, and Network Operations including Field Maintenance.

CUSTOMERS

      Network's customers currently include regional Bell operating companies, cable television companies, Internet service providers, application service providers, data storage service providers, managed network service providers, digital subscriber line service providers, long distance carriers, local service providers, utilities, governmental entities, educational institutions, international carriers, and other communications services providers who desire high-speed connectivity on a carrier services basis. Sales to SBC accounted for 47 percent of Network's 2002 revenues.

SALES AND MARKETING

      Network's sales organization strives to develop strategic relationships with customers to drive both incremental business and maintain current revenue streams. Network targets a focused list of what it perceives to be quality customers that require high volumes of bandwidth to operate. Product knowledge, product application, pricing, delivery, and performance information are readily available to provide products and services that are configured to allow the Company to meet the unique needs of each customer. Sales teams are focused at customer, channel, and geographic levels that are intended to allow WilTel to manage the sales cycle effectively. As new network products and services become available to customers, the sales organization focuses to expand existing commercial relationships.

      In support of WilTel's efforts to deliver an integrated portfolio of innovative and competitive products to its customers, a centralized marketing organization has been established to leverage synergies, focus sales and business development efforts, and drive a company-wide approach to marketing and product management. Key responsibilities of this organization include advanced market planning and segmentation, product planning and development, product marketing, lifecycle management, product economics, pricing, and competitive analysis.

COMPETITION

      As previously indicated under "Item 1(a) Uncertainty in the Telecommunications Industry," the communications industry is highly competitive. Some competitors in the markets of carrier services and fiber-optic network providers may have personnel, financial, and other competitive advantages. In the market for carrier services, Network competes primarily with AT&T, WorldCom, Sprint, Qwest, Level 3, Global Crossing, 360 Networks, and Broadwing. Network also competes with numerous other service providers that focus either on a specific product or set of products or within a geographic region. Network competes primarily on the basis of price, network reliability, customer service and support, and transmission quality. Price competition has been fierce in recent years and continues to be a major obstacle to achieving positive operating cash flows. Network has only recently begun to offer some of its services and products and, as a result, it may have fewer and less well established customer relationships than some of its competitors. Network's services within local markets in the United States face additional competitors, including the traditional regional telephone companies and other local telephone companies.

      While it is possible that some of Network's competitors will cease operations or lose business in the coming year due to the deteriorating economic conditions and other difficulties that have affected companies throughout the telecommunications industry, it is likely that a number of other competitors may gain competitive advantages by successfully completing their respective restructuring or bankruptcy reorganization processes or through consolidation activities.

                                      VYVX

      Founded in 1989, Vyvx (formerly referred to as the "Emerging Markets" segment) enables its customers to move media regardless of format (analog or digital), method (fiber-optics or satellite), or geographic reach (domestic or international). In 1990, Vyvx launched the first-ever video transmission over a terrestrial network service offering and carried the first of fourteen consecutive Super Bowls for the NFL and its broadcasters. For the past fourteen years, Vyvx has provided high quality, reliable, network-based solutions for aggregating, managing, and distributing mission-critical content for content owners and rights holders. Vyvx also offers a fully integrated hybrid satellite/terrestrial service to support dedicated and occasional requirements for the distribution of live content for customers like CNN and Fox in their coverage of breaking news events in remote geographies (e.g., war in the Middle
East).

REVENUES

      Excluding sales made by Vyvx to the Network segment, Vyvx contributed the following revenue for the past three years:

                         TOTAL REVENUE        PERCENTAGE OF
            YEAR         (IN THOUSANDS)   CONSOLIDATED REVENUES
            ----         --------------   ---------------------
            2002           $  144,037              12%
            2001           $  164,322              14%
            2000           $  168,332              20%

      Vyvx is currently the media industry's market leader in video transmission services over fiber. Vyvx offers a suite of services to the media industry for video transmission of various formats and picture quality. In addition, Vyvx works with its customers on new services based upon the customers' need.

PRODUCTS AND SERVICES

      Vyvx's primary products and services fall into the following categories:

      Fiber Optic and Satellite Video Transport Services. Vyvx uses the following products to provide audio and video feeds over fiber or satellite for its broadcast and production customers.

      Occasional and Dedicated Fiber MPEG-2 Compressed Video. MPEG-2 compressed video services provide multiple bandwidth choices over a single TV-1 local loop terminating at a Vyvx video network center or a video-hub facility. The eight megabits per second service is well suited for news feeds with cameo appearances, while the 18 megabits per second service is more appropriate for feeds containing rich content requiring editing and further production work.

      Occasional and Dedicated 45 megabits per second Video. This is a 45 megabits per second transmission service between 42 Television Switching Centers ("TSCs") and five Television Centers in the U.S. The occasional service platform supports news, sports, and special event broadcasting via connectivity to 47 of the top designated market areas, in excess of 40 production facilities, and 100 sports facilities across the nation. The 45 megabits per second transmission service includes the Sports Package and the VenueNet(R) options as well as the First Video(R) Affiliate program.

      Sports Package. This service bundles all transmission pieces required by the sports leagues, providing customers with a centralized environment. Service includes both local access circuits and phone lines and is available at all NFL, NBA, MLB, and NHL venues.

      VenueNet(R). An enhanced local access demarcation unit available at sports venues, VenueNet permits advanced digital video transmission signal capabilities, dual transmission paths to and from the venue, and diversity out of the venue to the TSC within each city of origin. This service includes DS-3 and/or TV-1 connectivity and continuous monitoring, on-premises equipment rack, weatherproof demarcation box, and multiple telephone connections.

      First Video(R) Affiliates ("FVAs"). Members of this affiliate-marketing program are full-service production facilities (production, post, and graphics) that maintain full-time connectivity to the WilTel network. Serving as access points to the WilTel network, FVAs use a combination of Vyvx services such as 45 megabits per second video, Fiber MPEG-2 Compressed Video, satellite, and teleport to serve customers including national news organizations, film production studios, and others requiring multimedia production and distribution.

      Teleport and Transponder. Vyvx owns and operates four teleports located in Atlanta, Denver, Los Angeles, and New Jersey. Transponder services include commercial relationships with PanAmSat, Loral, and other providers or resellers of satellite capacity. The Vyvx Teleport and Transponder Services deliver custom-engineered solutions for Internet, video, and data transmissions via satellite.

      International Video Transmission. By combining the reach and capability of the WilTel fiber optic network, teleports, and access to satellite transponders, international video services enable large-capacity and broadcast-quality media content distribution. Internet distribution is provided via satellite, Internet peering, local connectivity, and customized telecommunications solutions to facilitate the expansion of voice and data networks.

      Advertising and Syndicated Programming Distribution Services

      Audio Distribution. Vyvx sends over 470,000 radio spots to stations annually via electronic and physical distribution. Spots are distributed to over 7,500 stations in North America via the Internet using no proprietary hardware. Electronically distributed radio spots use a Secure Sockets Layer that ensures a protected environment for spot transport, preview, and download.

      Video Distribution. Through the combination of electronic and physical distribution, Vyvx is an industry leader in advertising distribution by delivering in excess of 2.5 million video spots in 2002.

      Electronic Distribution. Using dedicated satellite and IP technologies, Vyvx delivers studio-quality television spots to The Catch Server(TM) units, located at more than 642 television stations across the United States. The files are encoded and transmitted as MPEG-2, 4:2:2 format.

      Physical Distribution. The Vyvx facility located in Memphis, Tennessee, is situated within minutes of the FedEx(R) distribution hub, allowing the company to offer late cut-off options for last-minute distribution.

      In addition to the products and services detailed above, Vyvx offered, until December 31, 2002, a number of services related to content collection, management and distribution. The market for these products materialized at a slower rate than expected, resulting in lower returns than had been anticipated. Therefore, Vyvx decided to exit these business lines through sale of the product line or discontinuation of the product offering. Affected products which are no longer offered are as follows: Digital Exchange, Digital Library, Managed Application Hosting, Managed Web Hosting, Activecast(SM), ActivecastFS(SM), Talkpoint(SM), Web Content Publishing, and Streaming Distribution.

CUSTOMERS

      Vyvx sells to media content service providers and businesses that use media content as a component of their business. It does not compete with its media customers for retail end-users. It has over 2,500 customers, including major broadcast and cable television networks, news services, professional and collegiate sports organizations, advertising agencies and their advertisers, television companies, and movie production companies. Approximately 50% of Vyvx's total revenue for 2002 was derived from its top 10 customers. Fox Entertainment Group, Inc. and its parent company The News Corporation Limited, through their various news, sports, and entertainment businesses, accounted for approximately 14 percent of Vyvx's total revenues in 2002.

SALES AND MARKETING

      Vyvx has sales personnel located in offices in 11 cities throughout the United States who serve both domestic and international customers. The largest sales office is in New York City, where many of Vyvx's largest clients are based.

COMPETITION

      No single competitor currently exists possessing the comprehensive set of services being offered by Vyvx. Niche competitors for various services include the following: Globecast for standard 45 megabit per second video transmission service as well as Ascent Media and Triumph Communications for compressed video transmission services. Advertising distribution competitors include Pathfire, StarNet, LP, and DG Systems, Inc.

(d) OTHER INFORMATION

INVESTMENTS

      In the past, the Company worked with and invested in technology companies in their developmental stages to facilitate improvements in its network through the rapid adoption and deployment of those technologies that offer the ability to lower costs and increase transmission speeds and capacity. The Company is currently considering disposing of these investments, which had a carrying amount of zero at December 31, 2002. While the Company may continue to work with technology companies in the future if it believes it could result in improvements to its network, it is unlikely that the Company will be making any investments of capital.

FOREIGN INVESTMENTS

      As of December 31, 2002, the carrying value of the Company's investment in Manquehue Net, S.A., a high-capacity communications services provider within the Santiago, Chile metropolitan area, was zero. Additionally, in 2001, the Company fully impaired its investment in Silica Networks, a network linking the major Argentine cities with Santiago, Chile. In September 2002, the Company sold all of its interests in Silica Networks.

STRATEGIC ALLIANCES AND RELATIONSHIPS

      WilTel enters into strategic alliances with communications companies to secure long-term, high-capacity commitments for traffic on the WilTel network and to enhance its service offerings.

      SBC Communications Inc. SBC is a major communications provider in the United States. SBC currently provides local services in the south central and Midwest regions of the United States and in California, Nevada, and Connecticut. SBC is WilTel's largest customer, generating revenue that represents approximately 43 percent of 2002 consolidated revenues.

      WilTel has entered into agreements with SBC that provide that:

      - until 2019, WilTel is SBC's preferred provider for domestic voice and data long distance services and select international wholesale services, requiring that SBC seek to obtain these services from WilTel before it obtains them from any other provider; and

      - until 2019, SBC is WilTel's preferred provider for select local exchange and various other services, including platform services supporting its switched voice services network, requiring that WilTel seek to obtain these services from SBC before it obtains them from any other provider.

      For the services each must seek to obtain from the other, the prices, determined separately for each product or service, generally will be equal to the lesser of the cost of the product or service plus a specified rate of return, the prices charged to other customers, or, in some circumstances, a specific rate. If either party can secure lower prices for comparable services that the other party will not match, then that party is free to utilize the lowest cost provider.

      Both WilTel and SBC can provide services or products to other persons. In addition to being a preferred provider, each party may also sell or utilize the products or services purchased from the other to provide products or services to other persons. However, if SBC establishes a wholesale distribution channel to resell the network capacity purchased from WilTel to another provider of carrier services, WilTel has the right to increase the price it charges SBC for the services SBC resells in this manner. While the terms of these agreements with SBC are intended to comply with restrictions on SBC's provision of long distance services, various aspects of these arrangements have not been tested under the Telecommunications Act of 1996; however, no party has challenged the validity of the arrangement.

      WilTel and SBC have also agreed to a mechanism for the development of projects that would allow the interconnection of the SBC network with the WilTel network based on the unanimous decision of committees composed of an equal number of representatives from WilTel and SBC. If a committee does not approve a project, each of WilTel and SBC have the right, subject to certain exceptions, to require the other party to develop a project in exchange for payment by the requesting party of the direct costs and cost of capital required to complete the project or to pursue the project on its own. In addition, upon SBC receiving authorization from the FCC to provide long distance services in any state in its traditional telephone exchange service region (see Item 1(d) "Other Information--Regulation" below), SBC has the option to purchase from WilTel at net book value all voice or data switching assets that are physically located in that state and of which SBC has been the primary user. The option must be exercised within one year of the receipt of authorization. WilTel then would have one year after SBC's exercise of the option to migrate traffic to other switching facilities, install replacement assets, and complete other transition activities. This purchase option would not permit SBC to acquire any rights of way that WilTel uses for its network or other transport facilities that it maintains. This option has not been exercised and is no longer available for some states where early authorization was received. Upon termination of the alliance agreements with SBC, SBC has the right in certain circumstances to purchase voice or data switching assets, including transport facilities, of which SBC's usage represents 75 percent or more of the total usage of these assets.

      SBC may terminate the provider agreements if any of the following occurs:

      - WilTel begins to offer retail long distance voice transport or local exchange services on its network, except in limited circumstances;

      - WilTel materially breaches its agreements with SBC, causing a material adverse effect on the commercial value of the relationship to SBC; or

      -     WilTel has a change of control without SBC's consent.

WilTel may terminate the provider agreements if any of the following occurs:

      -     SBC has a change of control; or

      - there is a material breach by SBC of the agreements, causing a material adverse effect on the commercial value of the relationship to WilTel.

      Either party may terminate a particular provider agreement if the action or failure to act of any regulatory authority materially frustrates or hinders the purpose of that agreement. There is no monetary remedy for such a termination.

      In the event of termination due to its actions, WilTel could be required to pay SBC's transition costs of up to $200 million. Similarly, in the event of termination due to SBC's actions, SBC could be required to pay WilTel's transition costs of up to $200 million, even though WilTel's costs may be higher.

      Since June of 2000, the FCC has authorized SBC to provide long distance service in Texas, Oklahoma, Kansas, Arkansas, Missouri, and California. SBC has advised WilTel that it expects to be granted authorization in Michigan and Nevada during the second quarter of 2003 and in Illinois, Indiana, Ohio and Wisconsin within the next 12 months.

      In August 2001, WilTel signed a preferred provider status agreement with the long-distance telephone affiliate of SBC, SBC Long Distance ("SBC-LD"). WilTel is the preferred provider for SBC-LD's U.S.-originated international long-distance traffic. In addition, as previously stated, in September 2001, WilTel acquired two gateway switches from another SBC subsidiary, AGGS, and in turn, WilTel assumed the wholesale international long-distance business conducted by AGGS. These gateways allow the Company to offer outbound foreign termination and inbound domestic termination to other carrier customers.

      During 2002, SBC and WilTel negotiated a series of changes to the alliance agreements that more clearly specify the products and services for which WilTel is the preferred provider, establish pricing methodologies, and establish tracking mechanisms and criteria for ensuring performance of both parties under the agreements. The result of those negotiations were reflected in amendments entered into on September 25, 2002, when SBC also entered into a stipulation agreement to resolve issues related to the WCG bankruptcy (see Item 1(d) "Other Information--Overview of the Chapter 11 Proceedings" below).

      Other Strategic Alliances. WilTel has also established strategic alliances with Telefonos de Mexico, S.A. de C.V., the largest communications provider in Mexico that provides long distance and local services primarily in Mexico, and with KDDI Corporation ("KDDI Japan") and KDDI America, Inc. ("KDDI") that are each wholly owned subsidiaries of DDI Corporation, the largest international telecommunications company in Japan. WilTel intends to continue to pursue additional strategic alliances.

EMPLOYEES

      As of December 31, 2002, the Company had a total of approximately 2,354 employees, one of whom was covered by a collective bargaining agreement. During 2002, the Company reduced its workforce by over 1,500 employees.

REGULATION

      Overview

      The Company is subject to federal, state, local, and foreign laws, regulations, and orders that affect the rates, terms, and conditions of certain of its service offerings, its costs, and other aspects of its operations. Regulation of the telecommunications industry varies from state to state and from country to country, and it changes regularly in response to technological developments, competition, and government policies. Many regulations to which the Company is subject are the subject of various judicial proceedings, legislative hearings and administrative proposals, and may change. The Company cannot predict what impact, if any, such proceedings or changes may have on its business or results of operations, nor can it guarantee that domestic or international regulatory authorities will not raise material issues regarding its compliance with applicable regulations.

      The FCC has jurisdiction over the Company's facilities and services to the extent those facilities are used in the provision of interstate telecommunications services (services that originate and terminate in different states) or international telecommunications services (services that originate in a foreign country and terminate in the U.S. or that originate in the U.S. and terminate in a foreign country). State regulatory commissions generally have jurisdiction over facilities and services to the extent the facilities are used in intrastate telecommunications services. Foreign laws and regulations apply to telecommunications that originate or terminate in a foreign country. Generally, the FCC and state commissions do not regulate Internet, video conferencing, or certain data services, although the underlying telecommunications services components of such offerings may be regulated in some instances. The Company's operations also are subject to a variety of environmental, building, safety, health, and other governmental laws and regulations.

      Federal Regulation

      The Communications Act of 1934. The Communications Act of 1934, as amended (the "Communications Act") grants the FCC authority to regulate interstate and foreign communications by wire or radio. WilTel is regulated by the FCC as a non-dominant carrier and is subject to less comprehensive regulation than dominant carriers under the Communications Act, including certain provisions of Title II of the Communications Act applicable to all common carriers. Pursuant to Title II, WilTel must offer service upon reasonable request therefor and pursuant to just and reasonable charges and practices, and may not make any unjust or unreasonable discrimination in charges or practices. The FCC has authority to impose more stringent regulatory requirements on non-dominant carriers.

      FCC regulations affect growth opportunities for WilTel and some of its customers. Various aspects of the regulations are or will be subject to future FCC and appellate proceedings. Under Section 10 of the Communications Act, the FCC must not apply any regulation to a telecommunications carrier if it determines that enforcement is not necessary to ensure that charges, practices, classifications, and services are just and reasonable, and not unjustly or unreasonably discriminatory; that enforcement is not necessary to protect consumers, and that forbearance is consistent with the public interest. In making this public interest determination, the FCC must consider whether forbearance will promote competition in the market for telecommunications services. Under Section 11 of the Communications Act, in every even-numbered year the FCC must review all rules then in effect that apply to the operations or activities of any telecommunications service provider, must determine whether any such rule is no longer necessary in the public interest as the result of meaningful economic competition between providers of such service, and must repeal or modify any rule it determines to be no longer in the public interest. While these provisions may result in diminished regulation over time, WilTel cannot predict the outcome of any such future proceedings or their impact on WilTel's business or operations.

      WilTel has obtained authority from the FCC to provide international services between the United States and foreign countries, and has registered with the FCC as a provider of domestic, interstate long distance services. WilTel believes that it is in compliance with applicable federal laws and regulations, but cannot guarantee that the FCC or third parties will not raise issues regarding its compliance with applicable regulations.

      The Telecommunications Act of 1996. The Telecommunications Act of 1996 (the "1996 Act") amended the Communications Act to establish a framework for fostering competition in the provision of local and long distance telecommunications services.

      Long Distance Regulation. Subject to specified limitations and conditions,
Section 271 of the Communications Act allows incumbent local exchange carriers ("ILECs"), including the RBOCs and their respective affiliates, to petition the FCC for authority to enter the long distance telecommunications services market by offering long distance service in any in-region state (defined as any state in which an RBOC or its affiliate was authorized to provide wireline telephone exchange service following the breakup of AT&T). The FCC may grant such authority if it finds that a given RBOC satisfies certain procedural and substantive requirements, including a fourteen-point competitive checklist set forth in the 1996 Act, and determines that granting the petition is in the public interest. The 1996 Act also allows each RBOC immediately to provide long distance services in any out-of-region state and to own up to ten percent of the equity of a long distance carrier operating in any in-region state. In a state where an RBOC has received authority to provide long distance telecommunications service, Section 272 of the Communications Act requires the RBOC to maintain a separate affiliate, and to comply with certain structural and operational safeguards, for its long distance operations. This separate affiliate requirement expires on a state-by-state basis three years after an RBOC first obtained approval to provide long distance service in a given state, unless the FCC extends the three-year period.

      To date, the FCC has granted Section 271 authority to SBC in six of its 14 in-region states; to Verizon in each of its fourteen in-region states; to BellSouth in each of its nine in-region states; and to Qwest in nine of its fourteen in-region states.

      In addition, two of the RBOCs have Section 271 applications pending. SBC has filed for approval in Michigan and Nevada; the FCC has until April 16, 2003, and April 19, 2003, respectively, to render decisions on those applications. Qwest has filed for authority to provide long distance services in New Mexico, Oregon, and South Dakota; the FCC has until April 16, 2003, to render decisions on those applications. The Company expects these RBOCs to file additional petitions for entry into the long distance market in all of their remaining in-region states within the next twelve months. The timing of such approvals depends on many variables and it is impossible to predict with certainty when the RBOCs will receive such approvals in all states, or the outcome of any appeals of such approvals.

     The Company believes that the RBOCs' and other companies' entry into the long distance market may provide opportunities for the Company to sell dark fiber or lease high-volume long distance capacity. However, increased competition from the RBOCs could have an adverse effect on WilTel's business, as the RBOCs may be able to offer integrated local and long distance services and may enjoy significant competitive advantages, but the Company cannot predict at this time the likelihood or impact, if any, of such competition. In addition, changes in an RBOC's ability to offer long distance service under the provisions of Section 271 and Section 272 of the Communications Act are likely to have an effect on the volume of traffic transported by WilTel for its RBOC customers and could pose risks to WilTel's business in the future, although the impact of any such change cannot yet be determined.

      Local Service Regulation. In addition to overseeing the entry of the RBOCs into the long distance market, the FCC was required, pursuant to the 1996 Act, to establish national rules implementing the local competition provisions of the 1996 Act. More specifically, the 1996 Act imposed duties on all local exchange carriers, including new entrants (sometimes referred to as competitive local exchange carriers, or "CLECs") to provide network interconnection, reciprocal compensation, resale, number portability, and access to rights-of-way. Where WilTel provides local telecommunications services, it must comply with these statutory obligations and the FCC's implementing rules.

      The 1996 Act imposed additional duties on ILECs, including the duty to negotiate in good faith with competitors to provide interconnection to their networks; to permit collocation of competitors' equipment at ILEC premises; to provide access on an unbundled basis to individual network elements ("UNEs"), including network facilities, features, and capabilities, on non-discriminatory and cost-based terms; and to offer their retail services for resale at wholesale rates. The 1996 Act directed the FCC to prescribe methods for state regulatory commissions to use in setting rates, and left intact the states' authority to set rates.

      In August 1996, the FCC issued comprehensive regulations implementing the local competition provisions of the 1996 Act. A series of subsequent appellate court decisions, including decisions from the Eighth Circuit Court of Appeals and the United States Supreme Court, resolved that the FCC has jurisdiction to implement such regulations, including the authority to establish pricing guidelines and a forward-looking cost methodology referred to as total element long run incremental cost ("TELRIC"). Although the FCC may revisit the TELRIC methodology at some point, WilTel cannot predict the outcome of any such a review or the effect of any resulting regulatory changes.

      On February 21, 2003, the FCC adopted an order amending its UNE rules that require ILECs to make UNEs available to competitors. Although the text of the order has not yet been released, it has been reported that, among other changes, the new rules provide a substantial role for state regulators to apply the statutory "impairment" standard as interpreted by the FCC for purposes of determining whether dark fiber, local switching, and other network elements must be unbundled, and eliminate "line sharing" (a mandate to ILECs to unbundled the high-frequency spectrum of copper loops). WilTel cannot at this time determine the effect, if any, of the FCC's decision on WilTel's business or operations, or the timing or outcome of any reconsideration or appellate proceedings.

      The FCC's collocation rules generally require ILECs to permit competitors to collocate, at ILEC premises, equipment used for interconnection and/or access to UNEs. Changes to those rules, upheld in 2002 by the D.C. Circuit, allow competitors to collocate multifunctional equipment and require ILECs to provision cross-connects between collocated carriers. WilTel cannot determine the effect, if any, of future changes in the FCC's collocation rules upon WilTel's business or operations.

      A carrier that seeks to interconnect with ILECs, obtain UNEs, or resell ILEC services may negotiate its own agreement for interconnection or UNEs. It may also adopt, in whole or in part, existing agreements approved by the applicable state regulatory authority. Negotiated or adopted agreements must be filed with and approved by state regulatory commissions. On February 21, 2003, the FCC adopted a Notice of Proposed Rulemaking proposing to eliminate the "pick and choose" rule that generally allows competitors to adopt selected provisions of an approved interconnection agreement without adopting the entire agreement. The text of that notice has not yet been released. Either party to a negotiated agreement has the right to seek arbitration with the state regulatory authority of any unresolved issues and arbitration decisions involving interconnection arrangements may be appealed to federal courts. WilTel is not a party to any interconnection agreement arbitration proceeding. Other interconnection arbitration agreement proceedings before various state commissions may result in decisions that could impact WilTel's business, but WilTel cannot at this time determine the extent of such impact, if any.

      To date, WilTel has entered into state-approved interconnection agreements with ILECs for multiple states, including with Verizon in New York, Massachusetts, Pennsylvania, Maryland, Virginia, and the District of Columbia; with BellSouth in Florida and Georgia; and with SBC in California, Illinois, Michigan, Ohio, Nevada, Missouri, and Texas. WilTel is in the process of entering into interconnection agreements with Qwest in Arizona, Colorado, Minnesota, Oregon, and Washington. Upon expiration of its agreements, which typically are for two- or three-year terms, WilTel may negotiate or adopt a new agreement, or in some instances an agreement may continue on a month-to-month basis. WilTel's interconnection agreements contain provisions that allow changes to the agreements based upon changes in law. The FCC's February 21, 2003, UNE decision could result in adverse impacts on WilTel's business, but WilTel cannot determine at this time the effect, if any, of that decision on its existing interconnection agreements until the complete order is released.

      Access Regulation. Federal regulation affects the cost and thus the demand for long distance services through regulation of interstate access charges, which are the local telephone companies' charges for use of their exchange facilities in originating or terminating interstate transmissions. The FCC regulates the interstate access rates charged to long distance carriers by ILECs and CLECs for the local origination and termination of interstate long distance traffic. Those access rates make up a significant portion of the cost of providing long distance traffic. Since the 1996 Act, the FCC has restructured the access charge system, resulting in significant downward changes in access charge rate levels.

      On May 31, 2000, the FCC adopted a proposal submitted by a coalition of long distance companies and RBOCs, referred to as "CALLS," pursuant to which ILEC access rates must be decreased in stages over five years. At the same time, the FCC increased non-usage sensitive charges on local lines, eliminated non-usage sensitive charges on interexchange carriers, modified the productivity factor used in part to determine price caps on access charges for some local telephone companies, and created an explicit universal service component to recover some implicit subsidies in access charges that were effectively eliminated by the order. On September 10, 2001, the United States Court of Appeals for the Fifth Circuit upheld most of the FCC's CALLS order, but remanded for further consideration portions of the order that created a new universal service fund and that set a factor applied annually to reduce access rates at a certain pace. WilTel cannot determine at this time the outcome or likely effect, if any, of that remand proceeding on the business or operations of the Company.

      On April 27, 2001, the FCC issued a ruling regarding the interstate access charges levied by CLECs on long distance carriers. Effective June 20, 2001, CLEC access charges were required to be reduced over a three-year period to the level charged by ILECs in the competing area. The FCC-ordered reduction in CLEC access charge rates has resulted in a substantial reduction in the per-minute rate CLECs charge for interstate access services.

      Over the last several years, the FCC has granted ILECs significant flexibility in pricing interstate special and switched access services. More specifically, in August 1999, the FCC granted immediate pricing flexibility to many ILECs and established a framework for granting greater flexibility in the pricing of all interstate access services once an ILEC market satisfies certain prescribed competitive criteria. In February 2001, the D.C. Circuit upheld the FCC's prescribed competitive criteria. To date, the FCC has granted pricing flexibility in numerous specific markets to Verizon, BellSouth, SBC, and Qwest. This pricing flexibility may result in ILECs lowering their prices in high traffic density areas, including areas where WilTel competes or plans to compete. WilTel anticipates that the FCC will grant ILECs greater pricing flexibility as the number of actual and potential competitors increases in each of these markets.

      On April 19, 2001, the FCC adopted a Notice of Proposed Rulemaking seeking to unify its inter-carrier compensation rules. The FCC seeks to address disparities in rates for access charges and reciprocal compensation (the rates that carriers pay each other for completing calls exchanged between them). The FCC's proposal seeks comments on a transition to a "bill and keep" system pursuant to which carriers would not exchange cash compensation, but would provide call completion services free of charge. Adoption by the FCC of a unified inter-carrier compensation regime that adopts a "bill and keep" regime or that otherwise reduces the rates that carriers may charge for access charges could significantly reduce WilTel's inter-carrier compensation revenues. WilTel is unable to determine at this time the outcome of this proceeding or the resulting impact, if any, on its business.

      In a 1998 report to Congress, the FCC suggested, but did not conclude, that telephone calls using Internet protocol ("IP") could be considered telecommunications services. More recently, the FCC has been asked to consider, in a limited fashion, the regulatory implications of such "voice-over-IP" technology. Certain ILECs have asked the FCC to rule that certain transmission services, such as calls made over the Internet, are subject to regulation as telecommunications services including the assessment of interstate switched access charges and universal service fund assessments. On October 18, 2002, AT&T filed a petition for declaratory ruling that phone-to-phone IP telephone service is an enhanced service carried over the same common Internet backbone facilities as other public Internet traffic, that as such it is a local service exempt from access charges, and that all other phone-to-phone IP and voice-over-IP telephony services are exempt from access charges applicable to circuit-switched interexchange calls unless the FCC prospectively rules otherwise. On February 5, 2003, pulver.com filed a petition for declaratory ruling that a service offering that uses IP voice communications is neither telecommunications nor a telecommunications service. The FCC may consider these and related questions, including the implications for other types of IP technology and numbering, on a broader scale later this year. As carriers and their customers migrate to IP and packet-based technologies, the outcome of such proceedings is likely to affect carrier-carrier and carrier-customer relationships. WilTel is unable to determine at this time the outcome of any of these proceedings or the impact, if any, they could have on its business.

      Universal Service. Pursuant to the 1996 Act, the FCC in 1997 established a significantly expanded universal service regime to subsidize the cost of telecommunications services to high-cost areas, to low-income customers, and to qualifying schools, libraries and rural health care providers. Providers of interstate and international telecommunications services, and certain other entities, must pay for these programs. The calculation of whether communications are interstate typically is based on interstate minutes of use; however, FCC rules also provide that if more than 10% of traffic carried over a private or wide area telecommunications service line is interstate, then the revenues and costs generated by the entire line are classified as interstate. With certain exceptions, revenues derived from the provision of interstate and international telecommunications services (including access to interexchange service, special access, WATS, subscriber toll-free service, 900 services, message telephone services, private line service, Frame Relay and similar services, telex, telegraph, video services, satellite services, and resale services) to domestic end-users, including enhanced services providers, are subject to assessment for contributions to a Universal Service Fund. Excluded services and revenues include information services; revenues from carrier billing and collection services; revenues from the sale, lease, installation, maintenance, or insurance of customer premises equipment; inside wiring charges; and the sale or lease of transmission equipment, such as dark fiber, that is not provided as part of a telecommunications service.

      Current rules require contributors to make quarterly and annual filings reporting their revenues, and the Universal Service Administrative Company issues monthly bills for the required contribution amounts, based on a quarterly contribution factor approved by the FCC. The FCC announced assessments for the first quarter of 2003 of 7.28 percent, the same contribution factor used for the last two quarters of 2002. The contribution factor may be higher in future quarters. A portion of WilTel's gross revenues from the provision of interstate and international services are subject to these assessments, which may in many cases be recovered from its customers. Unrecovered assessments increase WilTel's costs.

      On December 13, 2002, the FCC issued revised universal service rules, and proposed further changes to the universal service contribution methodology. The new rules, which became effective January 29, 2003, and likely will be the subject of further reconsideration and appellate proceedings, will apply on an interim basis while the FCC considers additional changes. One such interim rule requires that, beginning April 1, 2003, contributions will be based on contributors' projected collected end-user telecommunications revenues, rather than on historical gross-billed revenues. Contributors will be required to report both historical gross-billed revenues from the prior quarter, and projected gross-billed and collected end-user interstate and international telecommunications revenues for the upcoming quarter. The FCC will continue to set a quarterly contribution factor.

      One change to the universal service contribution methodology the FCC is considering is whether to adopt a "connection-based" or other system of contribution. Under a connection-based system, contributions might be assessed on the basis of a flat monthly fee, capacity, or telephone number assignments, for residential, single-line and multi-line business, payphone, and mobile wireless connections, both switched and private line. A change in the contribution methodology could result in WilTel paying a larger percentage of its revenues to the universal service fund.

      WilTel and other contributors to the federal universal service fund may recover their contributions in any manner that is equitable and nondiscriminatory, but, beginning April 1, 2003, may not mark up their federal universal service recovery above the amount of the contribution factor. Carriers may recover their contribution costs through their end-user rates, or through a line item (stated as a flat amount or percentage), provided that the line item does not exceed the total amount associated with the contribution factor. This rule is the subject of a petition for reconsideration pending before the FCC, and, on February 21, 2003, several ILECs petitioned for an interim waiver of the rule pending resolution of the reconsideration proceeding. The new rules also allow contributors to renegotiate contract terms that prohibit the pass-through of universal service recovery charges.

      Detariffing. In November 1996, the FCC ordered non-dominant long distance carriers to cease filing tariffs for domestic, long distance services. Tariffing is a traditional requirement of telephone companies whereby such companies publicly submit at state and federal regulatory agencies all terms, conditions, pricing, and available services governing the sale of all regulated services to the public. In March 1999, the FCC adopted further rules that, while maintaining mandatory detariffing, required long distance carriers to make specific public disclosures on Internet web sites of their rates, terms and conditions for domestic interstate services. In April 2000, the D.C. Circuit affirmed the FCC's mandatory detariffing order in its entirety. The FCC subsequently implemented a transition period to allow carriers to withdraw federal tariffs and move to contractual relationships with their customers. All carriers, including WilTel, were required to complete the process of detariffing interstate domestic commercial (customer-specific) services by January 31, 2001 and to detariff consumer (mass market) services by July 31, 2001. The FCC further required those carriers with corporate web sites to post information relating to the rates, terms, and conditions of such services on their web sites. In March 2001, the FCC imposed similar detariffing requirements with respect to international services provided by non-dominant carriers such as WilTel. The detariffing of international services was required to be completed by January 28, 2002. The FCC requires carriers providing international interexchange services to adhere to the same web site posting requirements as those applicable to domestic detariffing. The FCC's detariffing actions may significantly affect the ability of non-dominant, interstate and international service providers such as WilTel to rely on filed rates, terms, and conditions as a means of providing notice to customers of prices, terms and conditions under which they offer their domestic, interstate and international services; such carriers instead will have to rely on individually negotiated agreements with end users.

      In 2002, a coalition of consumer-protection advocates and state regulatory commissions filed a petition for expedited rulemaking with the FCC, asking the FCC to require non-dominant interexchange carriers to give at least 30 days advance written notice to their presubscribed customers of any material change to the rates, terms or conditions of a carrier-customer agreement. The coalition argues that since detariffing took effect, customer agreements generally offered by large long-distance carriers reserve for the carriers the right to unilaterally change rates, terms and conditions at any time, thereby preventing consumers from making informed decisions regarding the terms under which they acquire service from carriers. To date, the FCC has not instituted such a proceeding. If adopted, such requirements could constrain the ability of WilTel to modify its rates, terms and conditions in response to competitive market pressures.

      Broadband Regulation. The FCC to date has treated Internet service providers as enhanced service providers rather than common carriers. As such, Internet service providers generally have been exempt from various federal and state regulations, including the obligation to pay access charges and contribute directly to universal service funds. On December 20, 2001, the FCC issued a Notice of Proposed Rulemaking seeking comment on whether ILEC broadband offerings are telecommunications services subject to Title II jurisdiction or, as the FCC already has concluded with respect to cable modem service, information services subject only to Title I jurisdiction. A decision is expected in the first quarter of 2003. In a separate Notice of Proposed Rulemaking released February 15, 2002, the FCC sought comment on issues related to broadband access to the Internet over domestic wireline facilities, including whether facilities-based broadband Internet access providers should be required to contribute to support universal service. On October 3, 2001, SBC filed a petition for forbearance from the application of tariff requirements to its provision of advanced services. On December 31, 2002, the FCC granted SBC's petition to the extent it requested forbearance from tariff regulation of advanced services that SBC provides through its advanced service affiliate, which provides intraLATA advanced services in SBC's in-region states. The FCC denied other aspects of the petition without prejudging issues under consideration in the ILEC broadband rulemaking. WilTel cannot determine at this time the outcome of these proceedings or the impact, if any, such outcome may have on its business.

      State Regulation

      The Communications Act generally prohibits state and local governments from enforcing any law, rule, or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. As a result, WilTel is free to provide the full range of local, long distance and data services in all states in which it currently operates, and in any states into which it may wish to expand. This regulatory environment both increases WilTel's potential for growth and increases the amount of competition to which WilTel may be subject. However, states retain substantial jurisdiction over intrastate matters, and generally have adopted regulations intended to protect public safety and welfare, ensure the continued quality of communications services, and safeguard the rights of consumers. Some states impose assessments for state universal service programs and for other purposes. To the extent that WilTel provides intrastate telecommunications services, WilTel is subject to various state laws and regulations.

      Most state public utility and public service commissions require some form of certificate of authority or registration before offering or providing intrastate services, including competitive local telecommunications services. Currently, WilTel or its subsidiary, WilTel Local Network, LLC, hold authorizations to provide such services, at least to some extent, in 50 states and the District of Columbia.

      In most states, in addition to the requirement to obtain a certificate of authority, WilTel must request and obtain prior regulatory approval of price lists or tariffs containing rates, terms and conditions for its regulated intrastate services. WilTel is required to update or amend these tariffs when it adjusts its rates or adds new products. WilTel believes that most states do not regulate its provision of dark fiber. If a state did regulate its provision of dark fiber, WilTel could be required to provide dark fiber in that state pursuant to tariffs and at regulated rates.

      The Company is also subject to various reporting and record-keeping requirements in states in which it is authorized to provide intrastate services. Many states also require prior approval for transfers of control of certified providers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and undertaking of significant debt obligations. States generally retain the right to sanction a service provider or to condition, modify, or revoke certification if a service provider violates applicable laws or regulations. Fines and other penalties also may be imposed for such violations. While WilTel believes that it is in compliance with applicable state laws and regulations, it cannot guarantee that state regulatory authorities or third parties will not raise issues with regard to its compliance.

      State regulatory commissions generally regulate the rates that ILECs charge for intrastate services, including intrastate access services paid by providers of intrastate long distance services. WilTel's intrastate services compete against the regulated rates of these carriers and also utilize certain ILEC services. State regulatory commissions also regulate the rates ILECs charge for interconnection of network elements with, and resale of, services by competitors. As a result of the FCC's February 21, 2003, decision on UNEs, WilTel expects that state commissions will initiate proceedings that have the potential to affect the rates, terms and conditions of intrastate services. WilTel, through its subsidiary WilTel Local Network, LLC, has entered into or is in the process of entering into interconnection agreements with various ILECs and the rates, terms, and conditions contained in such agreements will be affected by such state proceedings.

      Local Regulation

      Some jurisdictions require WilTel to obtain street use and construction permits and licenses and/or franchises before installing or expanding its fiber-optic network using municipal rights-of-way. Termination of, or failure by WilTel to renew, its existing franchise or license agreements could have a material adverse effect on its operations. In some municipalities where WilTel has installed or may construct facilities, it is required to pay license or franchise fees based on a percentage of gross revenue, a flat annual fee, or a per linear foot basis. WilTel cannot guarantee that fees will remain at their current levels following the expiration of existing franchises. In addition, WilTel could be at a competitive disadvantage if its competitors do not pay the same level of fees as it does. The Communications Act requires municipalities to manage public rights of way in a competitively neutral and non-discriminatory manner and prohibits the imposition of right-of-way fees as a means of raising revenue. A considerable amount of litigation has challenged right-of-way fees on the grounds that such fees violate the Communications Act. The outcome of such litigation may affect WilTel's costs of operations.

      Other U.S. Regulation

      WilTel's operations are subject to a variety of federal, state, local, and foreign environmental, safety and health laws, and governmental regulations. These laws and regulations govern matters such as the generation, storage, handling, use, and transportation of hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites, and endangered species, and the health and safety of employees. WilTel also may be subject to environmental laws requiring the investigation and cleanup of contamination at sites it owns or operates or at third-party waste disposal sites. Such laws often impose liability even if the owner or operator did not know of, or was not responsible for, the contamination.

      WilTel owns or operates numerous sites in connection with its operations. Although the Company is aware of one instance of alleged liability relating to contamination at a single site, the Company is not aware of any liability or alleged liability at any owned or operated sites or third-party waste disposal sites that would be expected to have a material adverse effect on the Company. Although WilTel monitors compliance with environmental, safety, and health laws and regulations, it cannot give assurances that it has been or will be in complete compliance with these laws and regulations. WilTel may be subject to fines or other sanctions imposed by governmental authorities if it fails to obtain certain permits or violates their respective laws and regulations. WilTel's capital or other expenditures for compliance with laws, regulations, or permits relating to the environment, safety, and health were not material in 2002.

      WilTel has ownership interests in and utilizes certain submarine cable systems for the provision of telecommunications services. WilTel may be subject to certain state and federal laws and regulations governing the construction, maintenance and use of such facilities. Such laws and regulations may include corridor restrictions, exclusionary zones, undersea cable fees, or right-of-way use fees for submerged lands. Increased regulation of cable assets or assessments may affect the cost and ultimately the demand for services provided over such facilities.

      Foreign Regulation

      The provision of telecommunications services in the countries in which WilTel operates is regulated. Telecommunications carriers are generally required to obtain permits, licenses, or authorizations to initiate or terminate communications in a country. The regulatory requirements vary from country to country, although in some significant respects regulation in the Western European markets is harmonized under the regulatory structure of the European Union. Many regulatory systems have only recently faced the issues raised by competition and are still in the process of development. Telecommunications laws and regulations are changing generally to promote competition and new offerings. WilTel cannot determine at this time the impact, if any, that such future regulatory, judicial, or legislative activities may have on the business or operations of WilTel.

      Generally, WilTel must obtain and maintain authorizations from regulatory bodies in the countries in which it wants to offer telecommunications services. The number and type of authorizations, if any, depend on whether WilTel constructs or leases its facilities, and whether it offers dark fiber, switched voice, private line, data, video, or enhanced services in the countries in which it plans to operate. WilTel must also comply with environmental, planning, and property laws in those countries where it constructs and/or operates fiber-optic systems. Some countries may require WilTel to file and obtain prior regulatory approval of the rates, terms, and conditions for its services. Authorizations can generally be conditioned, modified, or revoked by regulators for failure to comply with applicable laws or regulations. Fines and other penalties also may be imposed for violations. WilTel has received, and expects to apply for and acquire, various authorizations to operate its foreign facilities and provide its telecommunications services though it cannot guarantee that its licenses will not be delayed or include burdensome conditions.

      Authorizations to operate as a new carrier are not available in some countries, may be available in other countries with limitations on the number and characteristics of carriers, and may not be required at all in other countries. In addition, while some countries require complex application procedures for authorizations, some countries simply require registration with or notification to the regulatory agency. Within a country, moreover, some services or activities may require a full authorization while others may require a simple registration or notification, or no filing at all. Authorizations and regulations impose a range of restrictions on the carriers' operations, corporate governance, and shareholders, with penalties for noncompliance, including loss of license and monetary fines. For example, many countries place limits on foreign ownership of telecommunications carriers and require regulatory approval of transfers of control.

      In granting authorizations, regulators frequently establish service obligations for the operator. Typical obligations include nondiscrimination, build-out or service coverage, and interconnection obligations, as well as requirements regarding the quality of service provided and the approval of new service offerings. Many regulators also require licensed carriers to pay certain fees or charges that, among other things, cover the costs of regulation and to support the availability of services, and these fees may in some cases be significant. Many national regulators require interconnection between carriers and resolve disputes as to the reasonableness of particular interconnection arrangements and pricing. Many regulators require a dominant carrier in the market to offer competing carriers interconnection on reasonable and nondiscriminatory terms and conditions, and a number of regulators also require incumbent carriers to unbundle their local loops, allowing increasing competition in local services. In some countries, all telecommunications carriers are required to provide interconnection to other carriers. WilTel may be required to provide interconnection to its foreign network as well as access to its facilities for the installation of other carriers' telecommunications equipment.

      Although WilTel does not intend to construct or install fiber-optic networks in any foreign market, if it decided to do so, it would also be required to obtain street use and construction permits and licenses and/or franchises to install and expand its fiber-optic network using public rights of way. In some countries where it has installed networks, and it may be required to pay license or franchise fees.

      Submarine telecommunications cable systems require national authorizations from each country in which they land and operate. Cable landing authorizations typically involve environmental reviews as well as approvals by telecommunications authorities to provide international telecommunications facilities and services. In addition, municipal and state permits may be necessary. Any such authorization may involve burdensome conditions. Telecommunications carriers using capacity on the cables usually need licenses from each country in which they operate and may need different licenses to provide different services. For example, WilTel has received a Public Telecommunications Operator license in the United Kingdom in order to provide services over the TAT-14 undersea cable.

      Japan

      WilTel's Japanese subsidiary, Williams Communications K.K., has obtained a Type I license to land its interest in an undersea cable and to provide telecommunications services in Japan over this undersea cable. Under the Type I license, Williams Communication K.K. must meet several obligations, such as appointing a chief engineer, reporting about revenues and costs, and meeting performance specifications.

      United Kingdom

      WilTel's subsidiary in the United Kingdom, Williams Communications UK Limited, has received a Public Telecommunications Operator license to provide telecommunications services in the United Kingdom. This subsidiary intends to apply to the Office of Telecommunications for "Annex II" interconnection status, which will give it the right to interconnect with other carriers in the United Kingdom. The Public Telecommunications Operator license requires WilTel's subsidiary to comply with a number of conditions, including but not limited to interconnection with other telecommunications companies and payment of license fees.

      Chile

      Chile currently has a highly competitive, multi-carrier system for long distance and local services. There is no regulatory limit on the number of concessions that could be granted to companies that would compete against Manquehue Net S.A. The largest provider of local telecommunications services in Santiago is Compania de Telecomunicaciones de Chile with approximately 77% of the local market.

      Manquhue Net S.A. holds a Public Telecommunications License to install and operate a high capacity fiber optic cable network in Santiago and the towns surrounding it, and provides public switched voice services over that network. The license is for a renewable 30-year term. The license provided for network construction to end on December 23, 1998, with service to begin on January 23, 1999. The company requested an extension of these terms, which was granted by the telecommunications authority and approved by the Republic Comptrollership's Office for formal amendment of the license. Service was originally required to begin by April 4, 2002. Manquehue Telecomunicaciones de Larga Distancia S.A. and Metrocom S.A. are subsidiaries of Manquehue Net S.A. Manquehue Telecomunicaciones de Larga Distancia S.A. holds an intermediate services concession to provide long distance services and resells capacity from other carriers. Metrocom holds an intermediate service concession and provides long distance services to subscribers.

      Neither Manquehue Larga Distancia nor Metrocom nor Manquehue Net are subject to a maximum rate. The maximum rate structure is determined every five years and applies to the incumbent only. Local providers must also give long distance service providers equal access conditions to their network connections.

      Hong Kong

      WilTel's subsidiary in Hong Kong, Williams Communications (Hong Kong) Limited, has been granted a Public Non-Exclusive Telecommunications Services license. The license allows WilTel's subsidiary to provide a range of international telecommunications services to customers in Hong Kong. The license is granted subject to a number of conditions, including payments of annual licensing fees and restrictions on anti-competitive behavior.

      Canada

      WilTel's subsidiary in Canada, Williams Communications Network, Inc., has been granted a Class A international telecommunications license. The license allows WilTel's subsidiary to provide a range of international telecommunications services in Canada over its own network or over the network of a third party. The license is subject to several conditions, including payment of contribution fees on applicable services, compliance with reporting requirements and restrictions on anti-competitive behavior.

      Settlement Costs for International Traffic

      International switched long distance traffic between two countries historically is exchanged under correspondent agreements between carriers, each owning network transmission facilities in their respective countries. Correspondent agreements generally provide for, among other things, the termination of switched traffic in, and return switched traffic to, the carriers' respective countries at a negotiated accounting rate. Settlement costs, typically one-half of the accounting rate, are reciprocal fees owed by one international carrier to another for transporting traffic on its facilities and terminating that traffic in the other country. The FCC and regulators in foreign countries may regulate agreements between U.S. and foreign carriers.

      The FCC's international settlements policy governs the settlements between U.S. carriers and their foreign correspondents and prevents foreign carriers from discriminating among U.S. carriers in bilateral accounting rate negotiations. The policy requires:

      -     the equal division of accounting rates;

      -     non-discriminatory treatment of U.S. carriers; and

      -     proportionate return of inbound traffic.

      Agreements governed under the policy must be filed publicly with and approved by the FCC. The policy applies only to U.S. carrier arrangements with certain foreign carriers with market power in their respective countries. For example, U.S. carrier arrangements with Telefonos de Mexico continue to be subject to the policy, but U.S. carrier arrangements with a Telefonos de Mexico competitor in Mexico are not subject to the policy. The FCC also recently decided to exempt certain foreign routes from the policy, depending upon the ability of U.S. carriers to terminate traffic on those routes at rates substantially below benchmarks set by the agency. However, Mexico is not currently an exempted route. Other countries have policies similar to that of the FCC.

      Provision of switched voice services over international private lines allows carriers to bypass the settlement rate system, and, therefore, bypass the need to negotiate accounting rates with foreign carriers with market power and obtain termination of international traffic in the United States and foreign countries at substantially reduced rates. The FCC's private line resale policy currently prohibits a carrier from providing switched voice services over international private lines to or from a country unless certain conditions are met or unless the carrier provides such services in conjunction with a non-dominant carrier in that country.

      Currently, Mexican carriers other than Telefonos de Mexico can engage in such resale under FCC rules, but the Mexican regulator has not permitted such resale. If Mexico approves such resale but the FCC continues to restrict Telefonos de Mexico from engaging in such resale, competitors of Telefonos de Mexico would be permitted to engage in low-cost termination of traffic between the United States and Mexico, but Telefonos de Mexico would be precluded from doing so.

      International Settlements

      In October 2002, the FCC issued a Notice of Proposed Rulemaking to consider further reforms to its International Settlement Policy, International Simple Resale policy, and benchmark policy, based on increased participation and competition in the U.S.-international market, decreased settlement and end-user rates, and increased liberalization and privatization in foreign markets. The FCC is expected to issue a decision before the end of 2003. The outcome of this proceeding could result in lower rates for some international services and increased demand for these services by some of WilTel's customers, with a resulting increased demand for capacity on WilTel's U.S. facilities, including its domestic network.

OVERVIEW OF THE CHAPTER 11 PROCEEDINGS

      On April 22, 2002, WCG and one of its subsidiaries, CG Austria, Inc. (collectively, the "Debtors"), filed petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On September 30, 2002, the Bankruptcy Court entered an order confirming the Second Amended Joint Chapter 11 Plan of Reorganization of the Debtors (the "Plan"), which became effective on October 15, 2002 (the "Effective Date").

      A copy of the Plan was filed as Exhibit A to Exhibit 99.2 to WCG's Current Report on Form 8-K, dated August 13, 2002. Modifications to the Plan were filed as Exhibit 99.3 to WCG's Current Report on Form 8-K, dated September 30, 2002 (the "Confirmation Date 8-K"). A copy of the Confirmation Order was filed as
Exhibit 99.1 to the Confirmation Date 8-K. All such filings are incorporated herein by reference.

      Described below is a summary of certain significant agreements and important events that have occurred in and following the bankruptcy reorganization. The summary should be read in conjunction with and is qualified in its entirety by reference to the Plan and the material transaction documents discussed herein and made available as exhibits to WCG's and WilTel's public filings, including those filed with the SEC.

      Plan of Reorganization

      On September 30, 2002, the Bankruptcy Court approved and entered an order confirming the Plan, which had been proposed by the Debtors, the official committee of unsecured creditors (the "Committee") and Leucadia National Corporation ("Leucadia"). The Plan was designed to meet the requirements of the Settlement Agreement (described in greater detail below) and the pre-petition Restructuring Agreement. By implementing both the Settlement Agreement and the Restructuring Agreement, the Plan allowed WCG to raise the $150 million new investment from Leucadia. That additional investment allowed WCG to further reduce its secured debt without sacrificing working capital (see below for a discussion of the Escrow Agreement and the ultimate release from escrow of the $150 million investment).

      Settlement Agreement

      On July 26, 2002, TWC, the Committee, and Leucadia entered into a settlement agreement (the "Settlement Agreement") that provided for, among other things, (a) the mutual release of each of the parties, (b) the purchase by Leucadia of TWC's unsecured claims against WCG (approximately $2.35 billion face amount) for $180 million, (c) the satisfaction of such TWC claims and a $150 million investment in the Company by Leucadia in exchange for 44% of the outstanding WilTel common stock, and (d) modification of WCG's sale and subsequent leaseback transaction covering the WCG headquarters building and modification of the TWC Continuing Contracts (as defined in the Settlement Agreement). An order approving the Settlement Agreement was issued on August 23, 2002.

      TWC's unsecured claims related to arrangements between WCG and TWC. Approximately $1.4 billion of those claims related to the Trust Notes, which were senior secured notes issued by a WCG subsidiary in March 2001. The proceeds from the sale of the Trust Notes were (i) transferred to WCG in exchange for WCG's $1.5 billion 8.25% senior reset note due 2008 (the "Senior Reset Note") and (ii) contributed by WCG as capital to WCL to provide liquidity following the tax-free spin-off from TWC. Obligations of WCG and its affiliates under the Trust Notes were secured by the Senior Reset Note and were effectively guaranteed by TWC. In July 2002, TWC exchanged $1.4 billion of new senior unsecured notes of TWC (the "New TWC Notes") for all of the outstanding Trust Notes. TWC, as agent under the Trust Notes indenture, had the right to sell the Senior Reset Note to achieve the highest reasonably available market price and the Bankruptcy Court found that the TWC sale of the TWC Assigned Claims to Leucadia met this requirement.

      Approximately $754 million of TWC's unsecured claims arose in connection with an operating lease agreement covering a portion of the fiber-optic network referred to as an "asset defeasance program" (the "ADP") that WCG entered into in 1998. The total cost of the network assets covered by the lease agreement was $750 million. Pursuant to the ADP, WCG had the option to purchase title to those network assets at any time for an amount roughly equal to the original purchase price, and TWC was expressly obligated to pay the purchase price under an intercreditor agreement entered into by TWC in connection with the then-existing WCL credit facility. In March 2002, WCG exercised its purchase option and TWC funded the purchase price of approximately $754. In exchange for this payment from TWC, the intercreditor agreement provided that TWC was entitled to either the issuance of WCG equity or WCG unsecured subordinated debt (meaning debt that was subordinate in priority to WCL's credit facility), each on terms reasonably acceptable to the lenders under WCL's pre-petition credit facility. On March 29, 2002, WCG tendered an unsecured note to TWC for approximately $754 million that was not accepted by TWC. Any and all causes of action of TWC or any of its direct or indirect subsidiaries against a Debtor relating to the ADP were resolved pursuant to the terms of the Settlement Agreement.

      The terms of the Settlement Agreement also resolved "Pre-Spin Services Claims" of TWC arising from a Services Agreement entered into between WCG and TWC when WCG was a wholly-owned subsidiary of TWC. Pursuant to this agreement, TWC and certain of its affiliates performed payroll, administrative, and related services for WCG and its affiliates. Pre-Spin Services Claims were also resolved pursuant to the Settlement Agreement.

      The Settlement Agreement also resolved WCG's defaults under the sale and subsequent leaseback transaction (discussed below) as a result of WCG's bankruptcy filing, thus negating any threat or risk that the Company would be evicted or otherwise lose possession of its headquarters due to the bankruptcy.

      SBC Stipulation

      On September 25, 2002, the Bankruptcy Court approved a stipulation agreement (the "Stipulation Agreement") between the Company and SBC conditioned upon the consummation of the Plan. The Stipulation Agreement provided for the necessary SBC approval of the Plan and resolved change-of-control issues that SBC had raised regarding WCG's spin-off from TWC. At the same time, SBC and WCL executed amendments to their alliance agreements (see Item 1(d) "Other Information--Strategic Alliances and Relationships" above).

      Purchase of Headquarters Building

      In connection with the spin-off of WCG by TWC in 2001, TWC and WCG entered into a sale and leaseback transaction for WCG's headquarters building and certain real and personal property, including two corporate aircraft (the "Building Purchase Assets"), as a result of which TWC purchased the Building Purchase Assets and leased them back to WCG. Pursuant to an agreement between WCG and TWC, among others, dated July 26, 2002, (as amended, the "Real Property Purchase and Sale Agreement"), WCG repurchased the Building Purchase Assets from TWC for an aggregate purchase price of approximately $145 million (the "Purchase Price").

      The Purchase Price consisted of promissory notes issued by Williams Technology Center, LLC ("WTC"), the Company, and WCL to TWC (the "OTC Notes"). One note for $100 million is due April 1, 2010; the other note for $44.8 million is due December 29, 2006. The obligations of WTC, WilTel, and WCL under the OTC Notes may be subject to reduction, depending on the disposition of certain aircraft leases described in greater detail in the Real Property Purchase and Sale Agreement. Obligations of WTC, WilTel, and WCL under the OTC Notes were secured by, and made pursuant to, a mortgage agreement (the "OTC Mortgage"), under which WTC granted a first priority mortgage lien and security interest to TWC in all of its right, title and interest in, to and under the headquarters building and related real and personal property.

      The Settlement Agreement also contemplated that the Lenders would receive a second priority mortgage lien and security interest in those same assets. The Real Property Purchase and Sale Agreement also provided that the OTC Notes are secured in part by a second lien and security interest in the Company's interests in PowerTel, Ltd., a publicly traded Australian corporation. See Part II "Notes to Consolidated Financial Statements--Note 15. Debt" for a further discussion of the terms of the OTC Notes.

      The Real Property Purchase and Sale Agreement further provides that if, within one year after the date of the Settlement Agreement, WTC exchanges or disposes of or enters into an agreement to exchange or dispose of any or all of the headquarters building or the related real or personal property for an aggregate sales price in an amount greater than $150 million, WTC shall be required to prepay the OTC Notes in full and pay to TWC an amount equal to the product of (i) 50% multiplied by (ii) the excess of the aggregate sales price over (A) $150 million less (B) the amount equal to (x) the aggregate consideration received by TWC in connection with the disposition of certain aircraft dry leases referred to in the Real Property Purchase and Sale Agreement or (y) the amount of proceeds received by WCG in connection with the refinancing of the aircraft currently subject to such aircraft dry leases.

      As described below, consummation of the transactions contemplated by the Real Property Purchase and Sale Agreement were conditioned upon satisfaction of the terms of the Escrow Agreement (as defined below).

      Transactions on the Effective Date

      On the Effective Date, pursuant to the Plan and the confirmation order, WilTel emerged as the successor to WCG and issued an aggregate of 22,000,000 shares of WilTel common stock to Leucadia and an aggregate of 27,000,000 shares of WilTel common stock to a grantor trust (the "Residual Trust") among WCG, WilTel, and Wilmington Trust Corporation, as trustee (the "Residual Trustee") on behalf of certain creditors of WCG. An additional 1,000,000 shares of WilTel common stock were issued to WCG in connection with a "channeling injunction" that could potentially benefit securities holders involved in a class action proceeding against WCG.

      WilTel issued shares of its common stock to Leucadia under the Plan in two distributions. First, pursuant to a Purchase and Sale Agreement, dated as of July 26, 2002, between Leucadia and TWC (amended on October 15,

2002), Leucadia acquired from TWC certain claims that TWC had against WCG (the "TWC Assigned Claims") for a purchase price of $180 million paid in the form of a letter of credit issued by Fleet Bank (the "TWC Letter of Credit") and WilTel issued 11,775,000 shares of its common stock to Leucadia in satisfaction of such claims in accordance with the Plan.

      Second, pursuant to an Investment Agreement by and among Leucadia, WCG, and WCL, dated as of July 26, 2002 (amended on October 15, 2002), on the Effective Date Leucadia invested $150 million in the Company in exchange for 10,225,000 shares of WilTel common stock (the "New Investment"). Leucadia paid $1,000 of the purchase price in cash to WilTel and delivered the remainder, in the form of a letter of credit issued by JP Morgan Chase Bank (the "Company Letter of Credit").

      Leucadia delivered the TWC Letter of Credit and the Company Letter of Credit into an escrow account established pursuant to an Escrow Agreement (the "Escrow Agreement") dated as of October 15, 2002, among the Company, Leucadia, TWC, and The Bank of New York as Escrow Agent. The Escrow Agreement provided for the release of the Letters of Credit (and documents related to the Real Property Purchase and Sale Agreement) upon receipt, prior to February 28, 2003, of approval from the FCC for the transfer of control to the Company of the licenses that had been temporarily issued to WCL prior to the Effective Date. Failure to obtain FCC approval by February 28, 2003, in accordance with the terms of the Escrow Agreement would have resulted in an "unwind" of the New Investment and the purchase of the TWC Assigned Claims. However, following receipt of the FCC approval on November 25, 2002, the proceeds of the Company Letter of Credit were paid to the Escrow Agent for disbursement to the Company in accordance with the terms of the Escrow Agreement, and the proceeds of the TWC Letter of Credit were paid to the Escrow Agent for disbursement to TWC and the Real Estate Property Purchase and Sale Agreement documents were released from escrow.

      WCG continues to exist as a separate corporate entity, formed in the State of Delaware, in order to liquidate any residual assets and wind up its affairs. On the Effective Date, WCG transferred substantially all of its assets to WilTel. The other Debtor, CG Austria, continues to exist as a separate corporate entity, incorporated in the State of Delaware, and owned solely by WCL.

      The Exit Credit Agreement

      On the Effective Date, WCL and the lenders under its credit facility (the "Lenders") entered into a credit agreement (the "Exit Credit Agreement") that combined the term loans under the previous credit facility into one loan for $375 million (paid down throughout the bankruptcy from a pre-petition balance of $975 million). The Exit Credit Agreement loan will be repaid in installments beginning in June 2005 through September 2006 and currently bears interest at either the Prime rate plus a margin of 3.50% or the LIBOR plus a margin of 4.50%, at the Company's option. The Exit Credit Agreement provides a first-priority security interest in all of the domestic assets of the Company with the exception of a second-priority mortgage lien on the assets secured in connection with the OTC Notes.

      Pursuant to the Exit Credit Agreement, the Company must meet certain defined financial targets and stay within aggregate dollar limitations on certain activities such as indebtedness, investments and capital expenditures. Although the Company expects to be able to comply with its covenants under the Exit Credit Agreement, the Company cannot provide assurance that it will stay in compliance with such covenants due in part to the currently distressed telecommunications market.

      Capitalization, Corporate Governance, and Leucadia Agreements

      Pursuant to the Plan and a Stockholders Agreement, dated October 15, 2002, between Leucadia and the Company (the "Stockholders Agreement"), the Company's Board of Directors is comprised of four members designated by Leucadia--Ian M. Cumming, Alan J. Hirschfield, Jeffrey C. Keil and Joseph S. Steinberg; four members designated by the Official Committee of Unsecured Creditors of WCG--J. Patrick Collins, William H.

Cunningham, Michael Diament and Michael P. Ressner; and the Chief Executive Officer of the Company, Jeff K. Storey, who was elected as Chief Executive Officer of the Company and became a member of the Board of Directors on October 31, 2002. Pursuant to the Stockholders Agreement, so long as Leucadia beneficially owns at least 20% of the outstanding common stock of WilTel, it will be entitled to nominate four members of the Board of Directors. If Leucadia beneficially owns less than 20% but more than 10% of the outstanding common stock of WilTel, it will be entitled to nominate one member to the Board of Directors. In addition, the Stockholders Agreement provides that, until October 15, 2004, Leucadia will vote all of its shares of WilTel common stock in favor of Committee designees to the Board. Until October 15, 2004, any replacement of a Committee designee will occur through a nominating process detailed at Section
3.4 of the Stockholders Agreement.

      Pursuant to the Stockholders Agreement, for a period of five years from the Effective Date of the Plan, Leucadia may not acquire or agree to acquire any of the Company's securities except (a) with prior approval by a majority of the members of the Board of Directors that are independent or by holders of a majority of the Company voting securities that are not owned by Leucadia voting together as a single class, (b) in connection with certain other acquisitions, so long as Leucadia would not hold in excess of 49% of the Company's voting securities following such acquisition or (c) a Permitted Investor Tender Offer (as defined in the Stockholders Agreement).

      The WilTel articles of incorporation (the "Charter") provide that 200 million shares of common stock are authorized for issuance (of which 50 million shares were issued under the Plan and are outstanding), and 100 million shares of preferred stock are authorized for issuance (of which no shares are issued and outstanding).

      Leucadia has entered into a Registration Rights Agreement with the Company by which the Company has granted Leucadia certain rights to obligate the Company to register for sale under the Securities Act of 1933, the shares owned by Leucadia or its affiliates, including the shares issued pursuant to the Plan.

      Leucadia and the Company have entered into a Stockholder Rights and Co-Sale Agreement (the "Co-Sale Agreement") by which, among other things, certain WilTel holders (any of the approximately 2,500 holders who submitted an affidavit within 90 days after the Effective Date, or their Permitted Transferee under the Co-Sale Agreement, who maintain beneficial ownership of at least 100 shares of common stock received pursuant to the Plan) will be eligible to participate in (i) issuances of Securities (as defined in the Co-Sale Agreement) to Leucadia until the fifth anniversary of the Effective Date and (ii) any transfer (other than transfers to affiliates of Leucadia and Exempt Transactions (as defined in the Co-Sale Agreement)) by Leucadia of shares of WilTel common stock representing 33% or more of the WilTel common stock outstanding. In addition, two such holders each paid $25,000 to the Company (with the submission of the affidavit referred to above) to be eligible to participate in proposed issuances or actual issuances of Other Securities (as defined in the Co-Sale Agreement) to Leucadia until the fifth anniversary of the Effective Date.

      The "Five-Percent Limitation" on Stock Ownership

      As required by the Plan, the Charter imposes certain restrictions on the transfer of "Corporation Securities" (as defined in the Charter, including common stock, preferred stock, and certain other interests) with respect to persons who are, or become, five-percent shareholders of the Company, as determined in accordance with applicable tax laws and regulations (the "Five-percent Ownership Limitation"). The Five-percent Ownership Limitation provides that any transfer of, or agreement to transfer, Corporation Securities prior to the end of the effectiveness of the restriction (as described below) shall be prohibited if either (y) the transferor holds five percent or more of the total fair market value of the Corporation Securities (a "Five-percent Shareholder") or (z) to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (1) any person or group of persons shall become a Five-percent Shareholder, or (2) the holdings of any Five-percent Shareholder shall be increased, excluding issuances of WilTel common stock under the Plan and certain other enumerated exceptions. Each certificate representing shares of WilTel common stock bears a legend that re-states the applicable provisions of the Charter.

      The Five-percent Ownership Limitation will not apply to: (i) certain transactions approved by the WilTel Board, (ii) an acquisition by Leucadia of shares of the Corporation Securities that, as a percentage of the total shares outstanding, is not greater than the difference between 49% and the percentage of the total shares outstanding acquired by Leucadia or any of its subsidiaries in the Plan, plus any additional Corporation Securities acquired by Leucadia and its subsidiaries, and (iii) certain other transactions specified in the Charter if, prior to the transaction, the WilTel Board or a duly authorized committee thereof determines in good faith upon request of the transferor or transferee that the transaction meets certain specified criteria.

      The Charter also prohibits the issuance of non-voting equity securities.

      Additional Effective Date Transactions

      In addition, the following transactions, among others, occurred on the Effective Date pursuant to the Plan (capitalized terms used but not defined herein have the meaning ascribed to them in the Plan):

- All of the Restated Credit Documents were executed and delivered and became effective, and $350 million was paid to the Lenders thereunder.

- Each of the transactions that comprise the TWC Settlement occurred or were implemented and became binding and effective in all respects (subject to the Escrow Agreement), including:

      - documents to effect the sale by Williams Headquarters Building Company of the Building Purchase Assets to WTC pursuant to the Real Property Purchase and Sale Agreement were deposited into escrow with The Bank of New York, as Escrow Agent, and subsequently delivered when the $330 million proceeds of the Leucadia New Investment and purchase of TWC Assigned Claims were released to the Company and TWC, respectively, pursuant to the terms of the Escrow Agreement;

      - all of the releases contemplated by the TWC Settlement became binding and effective, including releases whereby WCG, WCG's current and former directors and officers, and the Committee released TWC and its current and former directors, officers, and agents; in addition, TWC released WCG and WCG's current and former directors and officers, including the claims that TWC had alleged against WCG's non-debtor subsidiaries; and

      - all other transactions contemplated under the TWC Settlement were consummated.

- As contemplated by the Settlement Agreement, the confirmation order provided an injunction with respect to (a) channeling all personal claims of WCG's unsecured creditors against TWC and deeming them satisfied from the consideration provided by TWC under the Settlement Agreement; and (b) channeling all remaining securities actions against WCG's officers and directors to a "fund" consisting of up to 2% of WilTel's common stock and the right to collect under WCG's director and officer liability insurance policies.

- Pursuant to the Settlement Agreement, TWC transferred to WCG all of its rights in the "WilTel" and "WilTel Turns Up Worldwide" marks, and in exchange WCG agreed to amend the term of the Trademark License Agreement, dated April 23, 2001, between TWC and WCG, to two years following the Effective Date, at which time the Company would no longer have the right to use the "Williams" mark, the "Williams Communications" mark, and certain other "Williams" related marks. The transfer of these rights was effectuated through an Assignment of Rights Agreement between Williams Information Services Corporation ("WISC") and WCL pursuant to which WISC agreed to grant, sell, and convey to WCL all of its right, title, and interest in the United States and Canada to the trademarks "WilTel" and "WilTel Turns Up Worldwide."

- WCG has various administrative service and support contracts with TWC. The Settlement Agreement provides for the continuation of only those contracts between WCG and the TWC entities that WCG views as favorable (the "TWC Continuing Contracts"), as well as modification to certain of those TWC Continuing Contracts to waive any rights to an unfavorable alteration of contract terms due to the New Investment or the transactions contemplated by the Plan.

- All other payments, deliveries and other distributions to be made pursuant to the Plan or the Restated Credit Documents on or as soon as practicable after the Effective Date were made or duly provided for.

FORWARD-LOOKING INFORMATION

      Certain matters discussed in this report, excluding historical information, include "forward-looking statements," which are statements that discuss the expected future results of the Company based on current and pending business operations. The Company makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

      Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled," or similar expressions.

      Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of risks, assumptions, and uncertainties that could cause the Company's actual results to differ materially from those projected. Also note that projections are necessarily speculative in nature, and it is often the case that one or more significant assumptions in projections do not materialize. Therefore, projections should not be relied upon as fact.

      In addition to risk factors set forth in the Company's other filings with the SEC, the following important factors could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted:

      A default in the Exit Credit Agreement could result in lenders seizing the Company's assets.

      The Company could default on its obligations under the Exit Credit Agreement (see Part II "Notes to Consolidated Financial Statements-Note 15. Debt," below). An event of default could include failing to achieve certain financial covenants required by the Exit Credit Agreement. Since the Exit Credit Agreement represents debt secured by assets of the Company, if the Company is not able to comply with the financial covenants contained in the Exit Credit Agreement or obtain a waiver for the failure to comply with such covenants from the Company's lenders, a default could potentially result in the Company's assets being seized by its lenders.

      The Company may continue to operate at a loss.

      The Company has historically operated at a loss. The Company may continue to incur negative operating cash flow and net losses as a result of low prices or higher costs and may not be able to realize revenues from products and services that exceed its operating costs. Factors that may impact the Company's profitability include its ability to manage cash, make capital expenditures, generate operating cash flow, raise capital in a cost-effective way, meet debt obligations, and manage operating costs and capital spending without limiting revenue growth.

      Continuing weakness in the economy and the telecommunications industry may impact the Company.

      The continuation of the downturn in the United States economy and, in particular, the telecommunications industry, may have a significant impact on the Company. Several of the Company's competitors and customers have recently filed for protection under the bankruptcy laws and the Company may be unable to collect receivables due to bankruptcies and business difficulties among its customers. Oversupply of capacity and an ongoing downward trend in bandwidth prices may continue if the Company's competitors do not successfully consolidate. Even if they do successfully consolidate, they may do so to the detriment of the Company. Competitors who successfully complete restructuring or bankruptcy reorganization processes or who introduce new product offerings may put the Company at a competitive disadvantage.

      The Company may not be able to adapt to changes in the industry or with customers.

      The Company relies on advanced technology in its business and, as a result, faces multiple risks. The Company may not be able to introduce new products or technologies to keep up with rapid and significant changes and developments in the telecommunications industry. The Company may not be able to adequately adapt to such developments or the cost of adapting to such developments may not be economically justifiable for the Company.

      The Company may not be able to deploy sophisticated technologies on a local-to-global basis or to expand and enhance the network in response to customer demands and industry changes. In addition, the introduction of new products or technologies may reduce the cost or increase the supply of certain services similar to those that the Company provides or plans to provide.

      The Company may not be able to adapt to regulatory or other governmental conditions.

      The Company is subject to significant regulation at the federal, state, local and international levels. Changes or uncertainties in the regulations applicable to the Company and the telecommunications industry or delays in receiving required regulatory approvals may result in higher costs and lower revenue for the Company. Regulatory constraints, especially in light of the unavailability of capital, may further hinder "last mile" development and slow the growth in demand for bandwidth at the retail level, negatively impacting the Company's ability to sell bandwidth at the wholesale level. Further, changes in communications, trade, monetary, fiscal and tax policies in the United States and in foreign markets, including Asia, Europe and South America, may negatively impact the Company's results of operations.

      A significant portion of the Company's revenues is derived from a small number of high volume customers.

      The Company relies on a small number of high-volume customers to generate revenues and the loss of such customers could have adverse consequences for the Company. The Company could lose its existing customers to competitors or to business failures. In particular, the strategic alliance with SBC is a significant source of revenue for the Company (see Item 1(c) "Narrative Description of Business--Strategic Alliances and Relationships" above). Loss of this strategic alliance, pricing pressures, or SBC's inability to obtain regulatory approval to provide long-distance telecommunications services within markets in which it currently provides local services would be extremely detrimental to the Company.

      The Company is dependent on a limited number of suppliers and on other capacity providers.

      The Company currently depends on critical services and equipment from a small number of suppliers. As a result, the loss of even a single supplier could have a material adverse effect on its business. There is no guarantee that these suppliers will continue to offer the services and equipment required by the Company (which may result in an increase in the Company's capital requirements) or that they will continue to do business with the Company. If the Company cannot obtain adequate replacement equipment or services from its suppliers or acceptable alternate vendors, the Company could experience a material impact on its financial condition and operating results. In addition, the Company relies on other providers for network capacity beyond what it provides over its own network and there is a risk that current capacity providers may cease to provide capacity at economically justifiable rates.

      Network failure and delays may result in loss of customers or potential liability to the Company.

      The Company's network uses a collection of communications equipment, software, operating protocols, and proprietary applications for the transportation of data among multiple locations. Given the complexity of the network, it is possible that there could be material disruptions in the Company's ability to timely turn up service requests, minimize service interruptions, and meet requirements of customer service level agreements. Network failures and delays may also result from natural disasters and power outages. Network failures or delays in data delivery could cause service interruptions resulting in possible losses to the Company's customers. Such failures or delays may expose the Company to claims by its customers and may result in the loss of customers.

      The loss of highly qualified personnel may negatively affect the Company's results of operations.

      The Company relies on its key personnel and skilled employees and there is a risk that the loss of a significant number of key personnel could have negative effects on the Company's results of operations. The Company may not be able to attract and hire highly skilled personnel necessary to carry out its business plan. There is also a risk that management may not be able to adopt an organizational structure that meets its objectives, including managing costs and attracting and retaining key employees.

      Current and future legal proceedings may have a material impact on the Company.

      Current and future legal and administrative claims and proceedings against the Company may have severe negative effects on the Company (for a discussion of current claims, see Item 3. "Legal Proceedings," below). In addition, the Company may be unable to collect proceeds from the sale of the Solutions business, especially in light of ongoing disputes with Platinum Equity (see Item
3. "Legal Proceedings," below).

      The Company may not be able to execute its business plan.

      The respective operating segments of the Company may be unable to successfully implement key systems, such as order entry systems and service delivery systems, within currently estimated time frames and budgets, which may negatively affect the Company's business and profitability. The Company may not be able to successfully market capacity on its network or, if it is successful at marketing its capacity, the Company may not be able to derive adequate revenues.

      Terrorist attacks or war may adversely affect the Company's financial condition and operating results.

      The occurrence of terrorist attacks or armed conflicts may directly impact the Company's facilities or the facilities of the Company's suppliers or customers. In addition, such attacks or conflicts may result in increased volatility in the United States and global financial markets. Any of these occurrences could potentially have a material impact on the Company's financial condition and operating results.

      The Company may not be able to maintain adequate insurance.

      Insurance rates and the standards for underwriting may be influenced by numerous factors outside of the Company's control. For instance, there has been an increase in insurance rates as a result of the September 11,

2001, terrorist attacks and related events. It is possible that the Company may not be able to maintain, at economically justifiable rates, its existing policies of insurance. It is also possible that the Company may be unable to obtain new policies of insurance that are deemed necessary to manage its risks.

      The Company may be unable to acquire or maintain rights-of-way necessary for its network.

      The utilization of the Company's network depends on maintaining rights-of-way from third parties. The Company may be unable to maintain, in a cost-effective manner, the necessary rights-of-way for its network, resulting in the loss of a substantial number of rights-of-way or the incurrence of significant future expenditures to remove facilities and find viable alternatives upon expiration or termination of such rights-of-way.

      Uncertainty or negative publicity may negatively affect the Company's business.

      There is a possibility that uncertainty or adverse publicity concerning the Company's recent bankruptcy, or negative perceptions about the industry as a whole, could hinder the Company's ability to obtain new customers or undermine its commercial relationship with existing customers. Despite a successful reorganization, current and potential customers may associate the Company's bankruptcy with negative business implications and misunderstand (or fail to recognize) the state of the Company's finances and future prospects.

AVAILABLE INFORMATION

      The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, it files periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the SEC Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. For more information about the Public Reference Room, call the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information that the Company files electronically.

      You can access financial and other information on WilTel's Internet site (http://www.wiltelcommunications.com). Through that site, WilTel makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

ITEM 2. PROPERTIES

      The WilTel network and its component assets are the principal properties that WilTel currently operates (see Item 1(c) "Narrative Description of Business--Network-Properties" for a description of these properties).

      The installed fiber-optic cable on the WilTel network is laid under various rights of way. WilTel has agreements in place for substantially all of the rights for its network. Almost all of its rights of way extend through at least 2018.

      WilTel owns or leases sites in approximately 200 U.S. cities and towns in which it locates or plans to locate transmission, routing and switching equipment. These operational facilities and the sales and administrative office locations range in size from 2,000 square feet to 750,000 square feet and total approximately 3,800,000 square feet, including the headquarters building (One Technology Center) in Tulsa, Oklahoma. One Technology Center provides approximately 750,000 square feet of office space.

ITEM 3. LEGAL PROCEEDINGS

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

      The Company and other major carriers are seeking to settle the class action claims referenced above relating to the railroad rights of way through an agreed class action. These companies initially sought approval of a settlement in a case titled Zografos et al. vs. Qwest Communications Corp., et al., filed in the U.S. District Court for the District of Oregon on January 31, 2002. On July 12, 2002, the Oregon Court dismissed the action. Thereafter, on September 4, 2002, an existing case titled Smith, et al., vs. Sprint, et al., pending in the U.S. District Court for the Northern District of Illinois, was amended to join the Company and two other telecommunications companies as defendants. On that same day, the plaintiffs and defendants jointly asked the Court to preliminarily approve a nationwide class action settlement agreement. The Court has entered a scheduling order and a hearing on the motion for preliminary approval has been scheduled for April 7, 2003. If approved, the settlement would settle the majority of the putative nationwide and statewide class actions referenced above.

      Platinum Equity Dispute

      In March 2001, the Company sold its Solutions segment to Platinum Equity LLC for a sales price that was subject to adjustment based upon a computation of the net working capital of the business as of March 31, 2001. On August 28, 2001, Platinum Equity LLC sent formal notice that it believes the Company owes it approximately $47 million arising from a recalculation of the net working capital of the domestic, Mexican, and Canadian professional services operations of the Solutions segment. Pursuant to the provisions of the sale agreement, the parties submitted the dispute to binding arbitration before an independent public accounting firm. Both parties have completed submission of information to the arbitrator and are awaiting the arbitrator's decision. The amount currently in dispute is approximately $55 million. The Company does not believe that a material adjustment to the net working capital calculation is required. A final decision is expected by mid-2003.

      In September 2002, Platinum Equity filed suit in the District Court of Oklahoma County, State of Oklahoma, against the Company alleging various breaches of representations and warranties related to the sale of the Solutions segment and requesting declaratory action with respect to its right to set-off its damages for such breaches against the approximate sum of $57 million that it owes the Company under the terms of a promissory note issued by Platinum Equity when it purchased the Solutions business. Platinum Equity failed to make the payment that was due September 30, 2002, and, in October 2002, the Company notified Platinum Equity that it was in default for its non-payment to the Company. The Company filed a counterclaim in the lawsuit alleging breach of contract, breach of guaranty, and conversion. Although the court dismissed the Company's claim for conversion, the court allowed the Company to plead a claim for tortious breach of contract. Discovery in this suit is ongoing.

      Thoroughbred Technology and Telecommunications, Inc. vs. WCL

      Thoroughbred Technology and Telecommunications, Inc. ("TTTI") filed suit on July 24, 2001, against WCL in a case titled Thoroughbred Technology and Telecommunications, Inc. vs. Williams Communications, LLC f/k/a Williams Communications, Inc., Civil Action No. 1:01-CV-1949-RLV, pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division. TTTI alleged claims that included breach of contract with respect to a fiber-optic installation project that TTTI was constructing for itself and other parties, including WCL, with respect to certain conduit segments including a three-conduit segment between Cleveland, Ohio and Boyce, Virginia. TTTI sought specific performance to require that WCL take title to the Cleveland-Boyce segment and pay TTTI in excess of $36 million plus pre-judgment interest for such purchase. WCL alleged various defenses, including significant warranty and breach of contract claims against TTTI.

      On May 9, 2002, the trial court determined that WCL did not have the right to terminate the contract with respect to the Cleveland-Boyce segment, but deferred ruling on TTTI's remedy until a later time. In a series of rulings on January 27, 2003, the court ordered, among other things, (1) that WCL's claims against TTTI for breach of contract and construction deficiencies for certain of the telecommunications routes constructed by TTTI be heard by an arbitration panel; and (2) that WCL close the purchase of the Cleveland-Boyce segment and pay TTTI the sum of $36,264,750 plus pre-judgment interest for such purchase. The court denied WCL's motion for a stay of the proceedings while the construction claims against TTTI were adjudicated through arbitration and further denied the Company's request to stay closing on the Cleveland-Boyce segment pending an appeal of the trial court's decision. WCL sought and obtained a stay of the trial court's order compelling a closing of the Cleveland-Boyce segment from the United States Court of Appeals for the 11th Circuit thereby staying WCL's obligation to close the transaction until the appeal is decided and further conditioned on the posting of an appropriate supersedeas bond by the Company. Subsequently, the trial court approved the requested bond in the approximate amount of $44.1 million. The Company has posted the bond, which was docketed by the trial court on March 13, 2003. WCL will proceed with its appeal of the trial court's decision while pursuing its claims of construction defects against TTTI through arbitration. WCL's arbitrable claims against TTTI aggregate approximately $70 million although the timetable for arbitration of the claims remains uncertain. The Company intends to pursue its claims vigorously; however, the ultimate outcome of this matter cannot be predicted with certainty.

      StarGuide

      On October 12, 2001, StarGuide Digital Networks ("StarGuide") sued WCG in the United States District Court for Nevada for infringement of three patents relating to streaming transmission of audio and video content. Subsequently, StarGuide added WCL as a party to the action. StarGuide seeks compensation for past infringement, an injunction against infringing use, and treble damages due to willful infringement. On July 1, 2002, StarGuide initiated a second patent suit against WCL with respect to a patent that is a continuation of the patents at issue in the prior litigation. The two actions have been consolidated. The Company believes that it has not infringed the patents at issue and intends to defend its interest vigorously. The Company has also raised various defenses, including patent invalidity. The parties were engaged in court-sponsored mediation, but those negotiations failed to result in a settlement. The parties are proceeding with discovery.

      Other Matters

      The Company is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, upon the advice of legal counsel, the ultimate resolution of all claims, legal actions, and complaints, after consideration of amounts accrued, insurance coverage, or other indemnification arrangements, is not expected to have a materially adverse effect upon the Company's future financial position or results of operations, although unfavorable outcomes in the items discussed above could significantly impact the Company's liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Until March 2002, WCG's Class A common stock was listed on the New York Stock Exchange ("NYSE"). In March 2002, WCG was delisted from the NYSE due to the low trading price relative to the NYSE requirements. The stock last traded on the NYSE on February 28, 2002 at a price of $0.13 per share. WCG began trading on the over-the-counter bulletin board in March 2002. Pursuant to the Plan, all outstanding shares of WCG Class A common stock were cancelled and WilTel issued 50,000,000 shares of WilTel common stock. WilTel's common stock traded on the over-the-counter bulletin board after emergence until December 4, 2002. Effective December 5, 2002, WilTel's common stock began trading on The Nasdaq Stock Market, Inc. ("Nasdaq"). At the close of business on February 28, 2003, there were 7,890 beneficial holders of WilTel common stock.

      The Company's current debt agreements prohibit the Company from paying cash dividends on its common stock. No common stock cash dividends were paid in 2002, 2001, or 2000, and management does not expect to pay cash dividends on common stock in the foreseeable future. It is management's intention to retain future earnings, if any, to finance the operation and development of its business. Future dividends, if any, will be determined by the Board of Directors and will depend on the success of operations, capital needs, financial conditions, restrictions on the payment of dividends contained in the Company's debt agreements and other such factors as the Board of Directors may consider.

      The high and low sales price ranges (composite transactions) for the WCG Class A common stock traded on the NYSE under the symbol "WCG" are listed for the period from January 1, 2002 to February 28, 2002 and the four quarters of 2001.

                                                    HIGH               LOW
                                                  -------           --------
    January 1, 2002 to February 28, 2002          $   2.42          $   0.12
    2001
    First Quarter ......................          $  20.63          $   8.80
    Second Quarter .....................          $   9.35          $   2.35
    Third Quarter ......................          $   3.24          $   1.12
    Fourth Quarter .....................          $   3.10          $   1.11

      The high and low sales price ranges (composite transactions) for the WCG Class A common stock traded on the over-the-counter bulletin board under the symbol "WCGr" or "WCGrq" for March 11, 2002 to October 15, 2002.

                                                    HIGH               LOW
                                                  -------           --------
    March 11, 2002 to March 28, 2002 ...          $   0.22          $   0.13
    Second Quarter 2002 ................          $   0.24          $   0.01
    Third Quarter 2002 .................          $   0.16          $   0.01
    October 1, 2002 to October 15, 2002           $   0.02          $   0.01

      The high and low sales price ranges (composite transactions) for WilTel's common stock traded on the over-the-counter bulletin board under the symbol "WTELV" or "WTEL" from October 2, 2002 to December 4, 2002.

                                                    HIGH               LOW
                                                  -------           --------
    October 2, 2002 to December 4, 2002           $  15.75          $   6.85

      The high and low sales price ranges (composite transactions) for WilTel's common stock traded on Nasdaq under the symbol "WTEL" are listed for December 5, 2002 to December 31, 2002.

                                                   HIGH               LOW
                                                  -------           --------
    December 5, 2002 to December 31, 2002         $  16.77          $  11.65

ITEM 6. SELECTED FINANCIAL DATA

      The following table summarizes selected financial data from the audited consolidated financial statements of the Company for the two months ended December 31, 2002, the ten months ended October 31, 2002 and for each of the years ended December 31, 2001, 2000, 1999 and 1998. The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7 of this Report, the consolidated financial statements and notes thereto, which have been audited by Ernst & Young LLP, independent auditors, included in Item 8 of this Report, as well as the rest of this Report.

      The Company's emergence from the chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of October 31, 2002. Accordingly, the Company's consolidated financial statements for periods prior to November 1, 2002 are not comparable to consolidated financial statements presented on or subsequent to October 31, 2002. The 2002 financial results have been separately presented under the label "Predecessor Company" for periods prior to October 31, 2002 and "Successor Company" for the two-month period ended December 31, 2002 as required by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." For details on fresh start accounting in connection with the Company's emergence from the chapter 11 proceedings, see Item 7 of this Report and Note 3 to the consolidated financial statements.

                                              SUCCESSOR
                                               COMPANY                                  PREDECESSOR COMPANY
                                             ------------   -----------------------------------------------------------------------
                                             FOR THE TWO      FOR THE
                                               MONTHS       TEN MONTHS
                                                ENDED          ENDED                    FOR THE YEAR ENDED DECEMBER 31,
                                             DECEMBER 31,   OCTOBER 31,    --------------------------------------------------------
                                                 2002           2002           2001           2000           1999           1998
                                             ------------   -----------    -----------    -----------    -----------    -----------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
Revenues .................................   $   191,656    $ 1,000,007    $ 1,185,521    $   839,077    $   601,456    $   375,339
Loss from operations (1) .................       (55,072)      (570,491)    (3,544,366)      (448,671)      (246,495)      (141,164)
Income (loss) from continuing
 operations (1, 2, 3) ....................       (61,049)     1,331,195     (3,810,357)      (277,688)      (328,312)      (146,579)

Loss from discontinued
 operations (4) ..........................            --             --             --       (540,000)       (31,389)       (39,150)
Cumulative effect of change in
 accounting principle (5) ................            --         (8,667)            --             --             --             --
Net income (loss) ........................       (61,049)     1,322,528     (3,810,357)      (817,688)      (359,701)      (185,729)
Preferred stock dividends and
 amortization of preferred
 stock issuance costs ....................            --         (5,473)       (17,568)        (4,956)            --             --
Net income (loss) attributable
 to common stockholders ..................       (61,049)     1,317,055     (3,827,925)      (822,644)      (359,701)      (185,729)
Basic and diluted earnings
 (loss) per share:
 Income (loss) from continuing
  operations attributable to
  common stockholders (2, 3)  ............         (1.22)          2.66          (7.86)          (.61)          (.79)          (.37)
 Loss from discontinued operations (4) ...            --             --             --          (1.16)          (.08)          (.10)
 Cumulative effect of change in
  accounting principle (5) ...............            --           (.01)            --             --             --             --
  Net income (loss) attributable to common
  stockholders ...........................         (1.22)          2.65          (7.86)         (1.77)          (.87)          (.47)
Common dividends paid per share ..........            --             --             --             --             --             --
Total assets (1, 6) ......................     2,062,273                     5,992,026      7,409,285      6,057,703      2,022,136
Long-term debt (2, 3, 7) .................       517,986                     5,838,779      4,526,706      2,965,385        615,352
Redeemable cumulative
 convertible preferred stock (2) .........            --                       242,338        240,722             --             --
Total stockholders' equity
 (deficit) (6, 7) ........................       689,731                    (1,449,042)     1,213,272      2,112,600      1,007,682

(1) See Item 7 of this Report and Note 7 to the consolidated financial statements for a discussion of asset impairments and restructuring charges.

(2) See Note 4 to the consolidated financial statements for a discussion of reorganization items incurred by WCG of $2.1 billion of income for the ten months ended October 31, 2002 as a result of commencing chapter 11 proceedings.

(3) See Note 15 to the consolidated financial statements for a discussion of WCG's gain related to the purchase of a portion of its senior redeemable notes in the open market in 2001 totaling $296.9 million. This gain was originally reported as an extraordinary gain in 2001 and reclassified to continuing operations in 2002 based on the early adoption of Statement of Financial Accounting Standards No. 145, "Recission of Financial Accounting Standards Board Statement No. 4, 44, and 64, Amendment of Financial Accounting Standards Board No. 13, and Technical Corrections," (see Note 1 to the consolidated financial statements).

(4) See Note 5 to the consolidated financial statements for a discussion of WCG's sale of the Solutions segment in first quarter 2001. The sale was accounted for as a disposal of a business segment with the associated operating results and financial position of the segment segregated and reported as discontinued operations for the prior periods.

(5) See Note 14 to the consolidated financial statements for a discussion of the cumulative effect of change in accounting principle associated with the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."

(6) See Item 7 of this Report and Note 3 to the consolidated financial statements for a discussion of fresh start accounting under the provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

(7) See Note 16 to the consolidated financial statements for a discussion of the agreement entered into with The Williams Companies, Inc. that, among other things, resulted in the conversion of approximately $1.2 billion of debt for WCG's equity in 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

      Accounting standards require information in financial statements about the accounting principles and methods used and the risks and uncertainties inherent in significant estimates. The Company believes that its financial statements and footnote disclosures present fairly, in all material respects, an accurate application of generally accepted accounting principles ("GAAP"). In addition, disclosures are required about the accounting policies that management believes are the most critical; that is, the accounting policies that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following are among the most critical judgment areas in the application of its accounting policies.

      Adoption of fresh start accounting

      The Company emerged from the chapter 11 proceedings in October 2002 and implemented fresh start accounting under the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," effective October 31, 2002. Under SOP 90-7, the reorganization value of the Company was allocated to its assets and liabilities, its accumulated deficit was eliminated and the Company recorded the value of the new equity issued pursuant to the Plan. In addition, changes in accounting principles that would be required in the financial statements within twelve months following emergence from the chapter 11 proceedings were adopted in the Company's fresh start financial statements.

      In conjunction with formulating the Plan, the Company was required to determine its post-confirmation reorganization value. The Company's financial advisors assisted in the valuation utilizing methodologies that were based upon the cash flow projections and business plan as contemplated by the Predecessor Company. These methodologies incorporated discounted cash flow techniques, a comparison of the Company and its projected performance to market values of comparable companies and a comparison of the Company and its projected performance to values of past transactions involving comparable entities. The cash flow valuations utilized five-year projections discounted at a weighted average cost of capital of approximately 27.5%, including a terminal value equal to a multiple of projected fifth year operating results, together with the net present value of the five-year projected cash flows. Based upon these analyses, upon emergence from the chapter 11 proceedings, the reorganization value for the Company was estimated to be approximately $1.3 billion. This reorganization value was reflected in the Company's consolidated balance sheet upon emergence from the chapter 11 proceedings as post-emergence debt of approximately $573 million and an equity value of $750 million.

      The allocation of net reorganization value to assets and liabilities required significant judgment and assumptions. For example, the fair value adjustment to reflect the new carrying value for deferred revenue of approximately $253 million required a determination of fair value for transactions having limited activity in the current telecommunications market environment. The fair value adjustment considered market indicators related to pricing, quotes from third parties, pricing for comparable transactions and the legal obligation of the Company to provide future services. In addition, an $84 million liability, on a net present value basis, was recorded for unfavorable long-term commitments that are either above the current market rates for similar transactions (net of certain contracts that are below current market rates) or for telecommunications capacity that is not required based on the Company's revised business plans. These commitments primarily consist of real estate leases and domestic and international capacity contracts. The accrual for these unfavorable commitments includes significant assumptions pertaining to future market prices, future capacity utilization, the ability to enter into subleasing arrangements and that the commitments will not be terminated prior to their expiration dates. The accrued liability will be amortized on a straight-line basis over the life of the commitments.

      The Company hired an appraiser to assist in the determination of the fair value of its long-lived assets and to allocate its reorganization value to the various asset classes. The appraiser considered several factors, such as the replacement cost of equivalent property, adjusted for functional obsolescence factors, the remaining expected useful life of the assets and estimates of future network capacity utilization. The fair value allocation of the Company's long-lived assets to various asset classifications also required significant judgments and assessments by management and the appraiser.

      The implementation of Statement of Financial Accounting Standards ("SFAS") No. 143 at the time of adopting fresh start accounting also required significant judgment and assumptions, primarily related to the cost and timing of cash flows required to satisfy the Company's future legal obligations. In addition, judgment was required in determining the appropriate discount rate to use in establishing the liability on a net present value basis.

      Actual results in the future that differ from assumptions used in developing the fair value adjustments at the time of adopting fresh start accounting and at the time of recording the asset retirement obligation under the provisions of SFAS 143 will impact future results of operations and the financial position of the Company.

      Impairments of long-lived assets

      Accounting standards require the Company to evaluate and test recoverability of long-lived assets or asset groups, including goodwill and other intangibles whenever events or changes in circumstances indicate that its carrying value amount may not be recoverable. Whenever these "impairment indicators" are present, the Company must estimate the future cash flows attributable to the assets and determine whether or not future cash flows, net of direct cash flows attributable to the generation of those revenues, result in recovery of the Company's basis in those assets. If so, there is no impairment. If not, then the Company must record an impairment charge equal to the difference between its basis in the assets and the fair value of the assets. The rules further require the Company to determine whether it plans to use the assets or hold the assets for sale.

      During the first three quarters of 2002, the Company compared estimated future net cash flows associated with its long-lived assets with the remaining basis of such long-lived assets on a going concern basis, and determined its remaining basis in its long-lived assets was recoverable through future cash flows. Estimates of future net cash flows used for potential impairment analysis were consistent with estimates used by the Company's financial advisors to arrive at the Company's reorganization value and included assumptions regarding decreased prices for the Company's products and services, significant increases in sales quantities in periods beyond 2002 and that the Company would continue to have adequate liquidity. The adoption of fresh start accounting resulted in a reduction in the carrying value of the Company's long-lived assets by approximately $2.4 billion. The reduction was the result of the allocation of the Company's reorganization value to its assets and liabilities, which was based on a discounted cash flow methodology, as required, whereas the impairment test utilized undiscounted cash flows, as required. As a result, no impairment was necessary during the first three quarters of 2002, and a reduction in the carrying value of long-lived assets was necessary at the adoption of fresh start accounting. The Company will continue to evaluate and test the recoverability of its long-lived assets as facts and circumstances warrant.

      Covenant compliance

      Upon emerging from the chapter 11 proceedings, the Company's debt consisted primarily of the Exit Credit Agreement, OTC Notes and PowerTel Limited's bank facility (see Notes 2 and 15 of the consolidated financial statements). The Company's ability to classify the non-current portion of these obligations as long-term is dependent on its ability to meet the covenant requirements contained in its debt agreements or to obtain waivers or amendments in the event the Company is unable to comply with its covenants. As of December 31, 2002, the Company was in compliance with its Exit Credit Agreement and OTC Notes covenants; however, as discussed below, PowerTel was not in compliance with a fourth quarter 2002 covenant.

      As of December 31, 2002, PowerTel Limited ("PowerTel"), a consolidated subsidiary, had an outstanding balance under its bank facility of 78.5 million Australian dollars (or $44.4 million). Subsequent to December 31, 2002, PowerTel informed its bank group that it was in violation of its covenants. WilTel has entered into discussions with a third party, pursuant to which the third party would purchase WilTel's ownership interest in PowerTel and provide additional funding to PowerTel. In addition, PowerTel is in discussion with its bank group to modify its covenant requirements prospectively. PowerTel's bank group is not currently pursuing any remedies for failing to comply with the covenant violations and has waived the covenant breaches. However, since there is no assurance that this possible sale will be consummated or that PowerTel will be able to renegotiate its bank facility on satisfactory terms or secure additional funding, WilTel has classified the PowerTel bank facility as short-term debt as of December 31, 2002. Even though WilTel consolidates PowerTel, it is not legally obligated to provide additional funding to PowerTel and has no current intention to do so.

      With the exception of PowerTel, the Company believes it will stay in compliance with its covenants in 2003, although no assurance can be given that it will be able to do so. The most significant covenant requires achieving certain operating targets, defined as EBITDA targets in the Exit Credit Agreement. If the Company does not meet these EBITDA targets, or other covenants, it would need to obtain a waiver from its bank group for the covenant violation. If the Company was not successful in obtaining a waiver, the principal and accrued and unpaid interest under the Exit Credit Agreement ($375.0 million as of December 31, 2002) would become immediately due and payable.

      Collections on notes receivable

      As of December 31, 2002, the Company has notes receivable outstanding of approximately $54 million, plus accrued interest, primarily related to the 2001 sale of the domestic, Mexican and Canadian professional services operations of the Company's former Solutions segment to Platinum Equity LLC ("Platinum Equity"). In April 2002, Platinum Equity paid $30 million ($21 million in principal and $9 million in interest) on its $75 million promissory note from the sale of Solutions in 2001. On August 28, 2001, Platinum Equity sent formal notice to the Company that it believes the Company owes it approximately $47 million arising from a recalculation of the net working capital related to the sale. Pursuant to the provisions of the sale agreement, the parties submitted the dispute to binding arbitration before an independent public accounting firm. Both parties have completed submission of information to the arbitrator and are in the process of responding to the arbitrator's final questions. The amount currently in dispute has increased to approximately $55 million. The Company does not believe that a material adjustment to the net working capital calculation is required. A final decision is expected by mid-2003.

      In September 2002, Platinum Equity filed suit against the Company alleging various breaches of representations and warranties related to the sale of the Solutions segment and requesting declaratory action with respect to its right to set-off its damages for such breaches against the approximate sum of $57 million that it owes the Company under the terms of a promissory note issued by Platinum Equity when it purchased the Solutions business. Platinum Equity failed to make the payment that was due September 30, 2002, and, in October 2002, the Company notified Platinum Equity that it was in default for its non-payment to the Company. The Company intends to vigorously pursue the collection of the entire unpaid note balance from Platinum Equity. While the Company cannot provide assurance with respect to the ultimate resolution with Platinum Equity, the Company believes its future expense exposure to these issues relative to its carrying value as of December 31, 2002 is between zero and $30 million.

      Revenue recognition/collectibility of receivables

      The Company recognizes capacity revenues monthly as services are provided or as revenues are earned. As a result of accounting rules that became effective in June 1999, revenues from the Company's dark fiber indefeasible rights of use ("IRU") transactions are accounted for as operating leases and recognized over the life of the agreement. The Company has recognized one-time dark fiber IRU revenues only to the extent that title was transferred or to the extent that the fulfillment of the order was pursuant to an obligation that existed prior to June 1999.

      As part of the Company's strategy to be the low cost provider in its industry, the Company has entered into transactions such as buying, selling, swapping, and/or exchanging capacity, conduit, and fiber to complete and compliment its network. The Company does not recognize or record one-time capacity or service revenues from these transactions. Depending upon the terms of the agreement, certain transactions are accounted for as pure asset swaps with no revenue and no cost recognition, while certain other transactions are accounted for as both revenue and cost over the corresponding length of time for each agreement. If the exchange is not essentially the culmination of an earning process, accounting for an exchange of a nonmonetary asset is based on the recorded amount of the nonmonetary asset relinquished, and therefore no revenue and cost is recorded in accordance with Accounting Principles Board ("APB") Opinion No. 29. Examples of transactions cited by APB Opinion No. 29 that are not the culmination of the earnings process include exchange of productive assets for similar productive assets or for an equivalent interest in similar productive assets.

      The Company recognizes revenues when collectibility is reasonably assured. In the current distressed telecom environment, significant judgment and assumptions are required in order to determine whether or not collectibility is reasonably assured. In addition to the normal factors a company considers, the Company also makes judgments regarding the likelihood of customers meeting covenants or obtaining financing. In addition, the Company assesses, in some cases, the likelihood of customers filing chapter 11 proceedings and the outcome of bankruptcy filings once they occur. The Company believes it has the appropriate reserves recorded for exposures resulting from these uncertainties. As of December 31, 2002, the Company's gross accounts receivable was $230.1 million and the allowance for doubtful accounts was $49.4 million.

      Contingencies

      The Company accrues for contingent losses in accordance with SFAS No. 5, "Accounting for Contingencies," which states that an estimated loss should be accrued if the contingent loss is probable and the amount of loss can be reasonably estimated. Significant judgment is required to estimate the ultimate outcome of the contingency in determining the appropriate amount to accrue. The Company's contingencies are discussed in Note 21 to the consolidated financial statements, and the Company has accrued estimated liabilities of $93.1 million as of December 31, 2002 related to these contingencies.

      Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management discusses the development and disclosure of significant estimates with the Audit Committee of the Board of Directors. No material changes were made to the Company's critical accounting estimates for the periods presented other than as discussed herein.

TRANSACTIONS WITH SBC

      SBC is the Company's largest customer and was a related party due to the membership of an officer of SBC on the Company's Board of Directors. In first quarter 2002, the officer of SBC resigned his membership on the Company's Board of Directors. SBC purchases domestic voice and data long-distance and local transport services from the Company. Revenues from SBC were approximately $515 million, $402 million and $169 million in 2002, 2001 and 2000, respectively, representing 47%, 37% and 24% of Network's revenues in 2002, 2001 and 2000, respectively. The Company purchases local transport services, platform services such as toll-free, operator, calling card and directory assistance services and international services such as transport and switched-voice services from SBC. Purchases from SBC were approximately $180 million, $150 million and $52 million in 2002, 2001 and 2000, respectively.

      SBC may terminate the provider agreements if any of the following occurs:

      - the Company begins to offer retail long distance voice transport or local exchange services on its network, except in limited circumstances;

      - the Company materially breaches its agreements with SBC, causing a material adverse effect on the commercial value of the relationship to SBC; or

      -     the Company has a change of control without SBC's consent.

      On September 25, 2002, the Bankruptcy Court approved a stipulation agreement (the "Stipulation Agreement") between the Company and SBC conditioned upon the consummation of the Plan. The Stipulation Agreement provided for the necessary SBC approval of the Plan and resolved change-of-control issues that SBC had raised regarding WCG's spin-off from TWC. At the same time, SBC and the Company executed amendments to their provider agreements that more clearly specify the products and services for which the Company is the preferred provider, establish pricing methodologies, and establish tracking mechanisms and criteria for ensuring performance of both parties under the agreements. SBC notified the Company prior to the Effective Date that it believed the conditions to the Stipulation Agreement may not have been satisfied because, among other things, the terms of the Escrow Agreement (described in Item 1 of this Report and Note 2 - Bankruptcy Proceedings - Transactions on the Effective Date) may have constituted a material modification of the Plan. In December 2002, the terms of the Escrow Agreement were satisfied. Therefore, the Company believes all conditions to effectiveness of the Stipulation Agreement have been satisfied and that the Company and SBC will be able to continue their business relationship as contemplated under the amendments to the provider agreement.

      The provider agreements state that upon SBC receiving authorization from the FCC to provide long distance services in any state in its traditional telephone exchange service region, SBC has the option to purchase from WilTel at net book value all voice or data switching assets that are physically located in that state and of which SBC has been the primary user. The option must be exercised within one year of the receipt of authorization. WilTel then would have one year after SBC's exercise of the option to migrate traffic to other switching facilities, install replacement assets and complete other transition activities. This purchase option would not permit SBC to acquire any rights of way that WilTel uses for its network or other transport facilities it maintains. This option has not been exercised and is no longer available for some states where early authorization was received. Upon termination of the provider agreements with SBC, SBC has the right in certain circumstances to purchase voice or data switching assets, including transport facilities, of which SBC's usage represents 75 percent or more of the total usage of these assets.

      The Company may terminate the provider agreements if either of the following occurs:

      -     SBC has a change of control; or

      - there is a material breach by SBC of the agreements, causing a material adverse effect on the commercial value of the relationship to the Company.

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

CORPORATE GOVERNANCE AND MANAGEMENT CHANGES

      Pursuant to the Plan, the Company has a new, nine member Board of Directors. Leucadia and the Official Committee of Unsecured Creditors of WCG each designated four members, while the ninth seat was allocated to the Chief Executive Officer. As of October 31, 2002, Jeff K. Storey was elected as Chief Executive Officer of the Company. In addition, upon emergence from the chapter 11 proceedings, the officer positions titled Chief Financial and Corporate Services Officer and Chief Operating Officer positions were eliminated, and the officer positions titled Principal Financial Officer, General Counsel and Treasurer positions were replaced (see Item 10 of this Report).

RESULTS OF OPERATIONS

      The Company emerged from the chapter 11 proceedings on October 15, 2002 and adopted fresh start accounting as of October 31, 2002 to coincide with its normal monthly financial closing cycle. The effect of the Company emerging from bankruptcy and the adoption of fresh start accounting include:

            - The Company recorded a $2.4 billion reduction in the book value of property, plant and equipment and reduced the estimated useful lives of these assets. The effect of these adjustments will result in materially lower depreciation and amortization expense in future periods as compared to periods prior to the adoption of fresh start accounting. Depreciation and amortization expense averaged approximately $46 million per month for the ten months ended October 31, 2002 compared to an average of approximately $22 million per month for the two months ended December 31, 2002, a decline of 52%.

            - The Company recorded a new carrying value for deferred revenue of approximately $253 million. As a result of this adjustment, revenues recognized by the Successor Company will decrease by approximately $11 million in 2003.

            - The Company recorded an $84 million liability for unfavorable long-term commitments that are not representative of the current market rates for similar transactions or for telecommunications capacity that is not required based on the Company's revised business plans. As a result of this adjustment, operating expense recorded by the Successor Company will decrease by approximately $9 million in 2003.

            - The Company's debt decreased from approximately $5.9 billion as of December 31, 2001 to approximately $573 million upon emergence from the chapter 11 proceedings. This reduction is primarily due to the discharge of $4.6 billion of debt as part of the chapter 11 proceedings and prepayments of $600 million on the credit facility as part of the restructuring plan. The Company's interest expense will significantly decrease as a result of these factors and is expected to approximate $30 million a year at current interest rates and debt levels.

      The Company had workforce reductions and attrition in excess of 1,500 employees in 2002 as part of a restructuring of its operations and staffing levels. The Company has also managed to reduce other non-employee expenses which, when aggregated with the impact of the workforce reductions, will result in lower operating costs in 2003 as compared to operating costs at the beginning of 2002 and earlier years.

      Despite the reduction in the Company's costs described above, the Company has continued to incur losses during the period subsequent to its emergence from the chapter 11 proceedings and the adoption of fresh start accounting. The Company expects these losses will continue, in part because the rates the Company charges for its services have declined, consistent with industry-wide experience, and downward pricing may continue if current market conditions do not change. In addition, the Company has experienced a loss of customers due to customer bankruptcies, industry consolidation and lower demand. The Company expects it will continue to incur losses until it can grow the volume of its business or increase the prices it charges for its services. The projected losses in its current business plan are higher than contemplated in the bankruptcy plan. Although the Company believes that its current business plan will enable it to attain profitability in the future, the Company is unable to predict with certainty if, and when, it will be able to report profitable results of operations.

      The following discussion is presented on a separate basis for the Predecessor and Successor Companies. The Company's emergence from the chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of October 31, 2002. Accordingly, the Company's consolidated financial statements for periods prior to October 31, 2002 are not comparable to consolidated financial statements presented on or subsequent to October 31, 2002. The results of operations for the "Predecessor Company" for periods prior to November 1, 2002 and the "Successor Company" for the two-month period ended December 31, 2002 are presented and discussed separately, as presented in Item 8 - Financial Statements and Supplementary Data.

      The table below summarizes the Company's consolidated results from operations:

                                                 SUCCESSOR
                                                  COMPANY                 PREDECESSOR COMPANY
                                                ------------   -----------------------------------------
                                                TWO MONTHS     TEN MONTHS
                                                   ENDED          ENDED             YEAR ENDED
                                                DECEMBER 31,   OCTOBER 31,          DECEMBER 31,
                                                ------------   -----------    --------------------------
                                                    2002           2002           2001           2000
                                                ------------   -----------    -----------    -----------
                                                                      (IN THOUSANDS)
Revenues:
  Network ...................................   $   173,667    $   911,599    $ 1,077,840    $   705,020
  Vyvx ......................................        23,061        121,145        164,702        168,761
  Eliminations ..............................        (5,072)       (32,737)       (57,021)       (34,704)
                                                -----------    -----------    -----------    -----------
     Total revenues .........................       191,656      1,000,007      1,185,521        839,077
Operating expenses:
  Cost of sales .............................       171,605        862,405      1,029,455        823,272
  Selling, general and administrative .......        27,712        179,321        285,771        270,071
  Provision for doubtful accounts ...........           787         20,118         26,020          9,959
  Depreciation and amortization .............        44,294        460,989        467,118        185,024
  Asset impairments and restructuring charges         8,572         28,483      2,979,925             --
  Other expense (income), net ...............        (6,242)        19,182        (58,402)          (578)
                                                -----------    -----------    -----------    -----------
     Total operating expenses ...............       246,728      1,570,498      4,729,887      1,287,748
                                                -----------    -----------    -----------    -----------
Loss from operations ........................       (55,072)      (570,491)    (3,544,366)      (448,671)
Net interest expense ........................        (7,221)      (195,602)      (454,724)      (221,116)
Investing income (loss):
 Interest and other .........................           511         20,327         47,829         59,434
 Equity losses ..............................            --         (2,710)       (35,522)       (20,297)
 Income (loss) from investments .............            --          1,575        (95,722)       294,136
Minority interest in loss of
 consolidated subsidiary ....................           802         12,530         25,533         24,492
Gain on the purchase of long-term debt ......            --             --        296,896             --
Other income (loss), net ....................           (66)           564           (160)           227
Reorganization items, net ...................            --      2,066,032             --             --
                                                -----------    -----------    -----------    -----------
Income (loss) before income taxes ...........       (61,046)     1,332,225     (3,730,236)      (311,795)
Benefit (provision) from income taxes .......            (3)        (1,030)       (50,121)        34,107
                                                -----------    -----------    -----------    -----------
Income (loss) from continuing operations ....       (61,049)     1,331,195    $(3,810,357)   $  (277,688)
                                                ===========    ===========    ===========    ===========

CONSOLIDATED RESULTS

TWO MONTHS ENDED DECEMBER 31, 2002 - SUCCESSOR COMPANY

      The Company's loss from continuing operations of $61.0 million was primarily attributable to loss from operations of $55.1 million and net interest expense of $7.2 million. Network and Vyvx accounted for $50.7 million and $4.4 million, respectively, of the loss from operations. As discussed above, the Company is continuing to experience losses subsequent to the emergence from the chapter 11 proceedings and expects these losses will continue until it can grow the volume of its business or increase the prices it charges for its services.

TEN MONTHS ENDED OCTOBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001 - PREDECESSOR COMPANY

      The Company's income from continuing operations was $1.3 billion for the ten months ended October 31, 2002 primarily as a result of a net gain for reorganization items of $2.1 billion partially offset by a loss from operations of $570.5 million, and net interest expense of $195.6 million. Included in the loss from operations for the ten months ended October 31, 2002 are restructuring charges of $28.5 million primarily related to severance expense. Interest expense includes interest on the Company's credit facility and other miscellaneous debt for the entire year and interest on the debt that was discharged with the chapter 11 proceedings through April 22, 2002. The Company ceased accruing interest expense upon commencing the chapter 11 proceedings on $4.6 billion of pre-petition debt that was later discharged. The Company's loss from continuing operations was $3.8 billion for the year ended December 31, 2001 primarily as a result of asset impairments and restructuring charges of $3.0 billion, loss from operations, excluding asset impairment and restructuring charges, of $564.4 million and net interest expense of $454.7 million, partially offset by a gain on the purchase of long-term debt of $296.9 million.

      Excluding asset impairment and restructuring charges, Network and Vyvx accounted for $457.5 million and $74.5 million, respectively, of the loss from operations for the ten months ended October 31, 2002 and $496.4 million and $65.7 million, respectively, of the loss from operations for the year ended December 31, 2001.

NETWORK

      The table below summarizes Network's results from operations:

                                                 SUCCESSOR
                                                  COMPANY                 PREDECESSOR COMPANY
                                                ------------   -----------------------------------------
                                                TWO MONTHS     TEN MONTHS
                                                   ENDED          ENDED             YEAR ENDED
                                                DECEMBER 31,   OCTOBER 31,          DECEMBER 31,
                                                ------------   -----------    --------------------------
                                                    2002           2002           2001           2000
                                                ------------   -----------    -----------    -----------
                                                                      (IN THOUSANDS)
Revenues:
  Capacity and other ........................   $   168,615    $   879,011    $ 1,021,199    $   670,745
  Intercompany ..............................         5,052         32,588         56,641         34,275
                                                -----------    -----------    -----------    -----------
     Total revenues .........................       173,667        911,599      1,077,840        705,020
Operating expenses:
  Cost of sales .............................       159,725        783,567        932,714        726,125
  Selling, general and administrative .......        22,297        141,879        241,463        221,281
  Provision for doubtful accounts ...........           592         18,838         24,394          8,752
  Depreciation and amortization .............        41,589        415,422        433,032        154,288
  Asset impairments and restructuring charges         6,423         19,689      2,928,648             --
  Other expense (income), net ...............        (6,241)         9,394        (57,316)          (526)
                                                -----------    -----------    -----------    -----------
     Total operating expenses ...............       224,385      1,388,789      4,502,935      1,109,920
                                                -----------    -----------    -----------    -----------
Loss from operations ........................   $   (50,718)   $  (477,190)   $(3,425,095)   $  (404,900)
                                                ===========    ===========    ===========    ===========

TWO MONTHS ENDED DECEMBER 31, 2002 - SUCCESSOR COMPANY

      Network revenues of $173.7 million for the two months ended December 31, 2002 included data and voice services provided to SBC of approximately $73 million.

      Network's gross margin was $13.9 million (or 8%) for the two months ended December 31, 2002 and $128.0 million (or 14%) for the ten months ended October 31, 2002. The reduction in gross margin as a percentage of revenue was due to lower data margins.

      Network's selling, general and administrative expenses were $22.3 million for the two months ended December 31, 2002 (or 13% as a percentage of revenues) compared to selling, general and administrative expense for the ten months ended October 31, 2002 of $141.9 million (or 16% as a percentage of revenues). The reduction as a percentage of revenues is primarily due to workforce reductions and attrition that occurred through 2002, although the full effect of workforce reductions that occurred in late 2002 will not be reflected in results until 2003.

      Network's depreciation and amortization expense was $41.6 million for the two months ended December 31, 2002. The Company established a new basis for its fixed assets and shortened the lives of certain of its assets. The Company depreciates its long-lived assets on a straight-line basis over estimated useful lives ranging from 2 to 30 years.

      Network's restructuring charges for the two months ended December 31, 2002 consisted of severance related expenses.

      Network's other income for the two months ended December 31, 2002 primarily included a settlement gain related to the termination of an agreement of $6.0 million.

TEN MONTHS ENDED OCTOBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001 - PREDECESSOR COMPANY

      Network revenues of $911.6 million for the ten months ended October 31, 2002 included data and voice services provided to SBC of approximately $442 million and $158.6 million attributable to the September 28, 2001 acquisition of Ameritech Global Gateway Services ("AGGS"), of which $61.4 million related to SBC and is included in the SBC revenues amount above. On an annualized basis, Network's revenues for the ten months ended October 31, 2002 would have been $1.1 billion, which is comparable to the year ended December 31, 2001 revenue. Increases in revenue are primarily attributable to higher data and voice services provided to SBC and an increase attributable to the acquisition of AGGS. These increases were offset by significant customer disconnects which were primarily the result of customer bankruptcies, consolidation and lower demand. In addition, further reductions in revenue resulted from lower pricing for new circuit turn-ups, lower revenues from Vyvx due to price re-rates to reflect current market conditions and the absence of revenues from dark fiber transactions entered into prior to June 30, 1999 and accordingly accounted for as sales type leases.

      Network's gross margin was $128.0 million (or 14%) for the ten months ended October 31, 2002 compared to $145.1 million (or 13%) for the year ended December 31, 2001. Gross margins as a percentage of revenues stayed relatively flat due to the absence of lease costs associated with ADP (see Note 2 to the consolidated financial statements), lower ad valorem taxes as a result of changes in fair values of the associated assets, increased margin attributable to the acquisition of AGGS and reduced payroll related expenses as a result of workforce reductions in 2002, partially offset by lower data revenues as a result of customer disconnects, lower margins from services provided to Vyvx and the absence of margins from dark fiber transactions treated as sales type leases.

      Network's selling, general and administrative expenses were $141.9 million (or 16% as a percentage of revenues) for the ten months ended October 31, 2002 compared to $241.5 million (or 22% as a percentage of revenues) for the year ended December 31, 2002. This decrease as a percentage of revenue is primarily due to reduced payroll related expenses from workforce reductions in 2002 and reduced incentive expense. The decrease is also due to the absence of costs associated with the spin-off from TWC in April 2001, in addition to certain corporate costs from TWC, partially offset by charges incurred for retention bonus agreements with former executive officers (see Note 20 to the consolidated financial statements).

      Network's provision for doubtful accounts was $18.8 million for the ten months ended October 31, 2002 compared to $24.4 million the year ended December 31, 2001. The ten months ended October 31, 2002 included a bad debt provision of $6 million relating to a settlement agreement between the Company and a former officer (see Note 20 to the consolidated financial statements). Excluding the $6 million provision, bad debt as a percentage of revenues was 1% for the ten months ended October 31, 2002 compared to 2% for the year ended December 31, 2001. The reduction as a percentage of revenues is primarily due to the onset of significant increases in provisions in third quarter of 2001 associated with general depressed market conditions in the telecommunications industry.

      Network's depreciation and amortization was $415.4 million for the ten months ended October 31, 2002. On an annualized basis for the ten months ended October 31, 2002, Network's depreciation and amortization would have been $498.5 million compared to $433.0 million for the year ended December 31, 2001. The increase is primarily a result of assets placed in service throughout 2001 and the addition of $750 million of assets associated with the ADP, partially offset by the impairment of long-lived assets recorded in fourth quarter of 2001.

      Network's restructuring charges for the ten months ended October 31, 2002 primarily consisted of severance related expenses. Network's asset impairments and restructuring charges for the year ended December 31, 2001 consisted of the following impairments to long-lived assets: dark fiber and conduit (approximately $1.9 billion), optronics equipment (approximately $336 million), international assets and undersea cable (approximately $256 million), wireless capacity, net (approximately $215 million), abandoned projects and other (approximately $211 million) and goodwill and other intangible assets (approximately $35 million).

      Network's other expense for the ten months ended October 31, 2002 primarily included a $40.8 million accrual for contingent liabilities, partially offset by settlement gains of $26.2 million related to the termination of various agreements. Network's other income for the year ended December 31, 2001 primarily included $46.1 million related to the sale of its single strand of lit fiber to WorldCom, Inc. and settlement gains of $28.7 million related to the termination of various agreements, partially offset by expenses related to a loss provision on notes receivable of $12.0 million.

VYVX

      The table below summarizes Vyvx's results from operations:

                                                 SUCCESSOR
                                                  COMPANY                 PREDECESSOR COMPANY
                                                ------------   -----------------------------------------
                                                TWO MONTHS     TEN MONTHS
                                                   ENDED          ENDED             YEAR ENDED
                                                DECEMBER 31,   OCTOBER 31,          DECEMBER 31,
                                                ------------   -----------    --------------------------
                                                    2002           2002           2001           2000
                                                ------------   -----------    -----------    -----------
                                                                      (IN THOUSANDS)
Revenues ....................................   $    23,061    $   121,145    $   164,702    $   168,761
Operating expenses:
  Cost of sales .............................        16,952        111,575        153,762        131,851
  Selling, general and administrative .......         5,415         37,391         41,155         42,033
  Provision for doubtful accounts ...........           195          1,280          1,626          1,207
  Depreciation and amortization .............         2,705         45,567         33,607         30,269
  Asset impairments and restructuring charges         2,149          8,363         51,277             --
  Other expense (income), net ...............            (1)          (139)           206            (48)
                                                -----------    -----------    -----------    -----------
     Total operating expenses ...............        27,415        204,037        281,633        205,312
                                                -----------    -----------    -----------    -----------
Loss from operations ........................   $    (4,354)   $   (82,892)   $  (116,931)   $   (36,551)
                                                ===========    ===========    ===========    ===========

TWO MONTHS ENDED DECEMBER 31, 2002 - SUCCESSOR COMPANY

      Vyvx's revenues of $23.1 million for the two months ended December 31, 2002 primarily includes revenues relating to the transmission of news and sporting events (approximately 50% of total revenues) and advertising and syndicated programming distribution services (approximately 35% of total revenues). Remaining revenues were comprised of revenues relating to satellite and content collection, management and distribution product lines. Subsequent to December 31, 2002, the Company exited the content collection, management and distribution product lines of Vyvx, which had revenues and a gross margin loss for the two months ended December 31, 2002 of $1.3 million and $1.6 million, respectively.

      Vyvx's gross margin was $6.1 million (or 26%) for the two months ended December 31, 2002 and $9.6 million (or 8%) for the ten months ended October 31, 2002. The increase as a percentage of revenues is primarily due to the absence of costs associated with the early termination of long-term satellite agreements, lower costs associated with the acquisition and integration of iBEAM and reduced payroll related expenses as a result of workforce reductions in 2002.

      Vyvx's selling, general and administrative expenses were $5.4 million (or 23% as a percentage of revenues) for the two months ended December 31, 2002 compared to $37.4 million (or 31% as a percentage of revenues) for the ten months ended October 31, 2002. The reduction as a percentage of revenues is primarily due to lower costs associated with the acquisition and integration of iBEAM and lower payroll related expenses from workforce reductions in 2002.

      Vyvx's depreciation and amortization expense was $2.7 million for the two months ended December 31, 2002. The Company established a new basis for its fixed assets in connection with fresh start accounting.

      Vyvx's restructuring charges for the two months ended December 31, 2002 consisted of severance related expenses.

TEN MONTHS ENDED OCTOBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001 - PREDECESSOR COMPANY

      Vyvx's revenues were $121.1 million for the ten months ended October 31, 2002. On an annualized basis, Vyvx's revenues for the ten months ended October 31, 2002 would have been $145.4 million compared to $164.7 million for the year ended December 31, 2001. The reduction in revenues is primarily due to a decrease in the transmission of news events and a decrease in satellite business, partially offset by higher content collection, management and distribution product lines as a result of the iBEAM acquisition in December 2001. The decrease in revenues associated with news events is primarily a result of migrating certain significant customers beginning in third quarter 2002 to a new lower-priced compressed service in line with industry trends, higher revenues in 2001 from coverage of the terrorist attacks and the loss of business during WCG's bankruptcy proceedings.

      Vyvx's gross margin was $9.6 million (or 8%) for the ten months ended October 31, 2002 compared to $10.9 million (or 7%) for the year ended December 31, 2001. Gross margins as a percentage of revenues stayed relatively flat primarily due to lower costs from Network because of price re-rates to reflect current market conditions, reduced payroll as a result of workforce reductions in 2002 and lower costs from exiting long-term transponder lease commitments. These improvements to margin are partially offset by the decrease in the transmission of news event revenues discussed above, costs associated with early termination of long-term satellite lease agreements and costs associated with the acquisition and integration of iBEAM. Subsequent to December 31, 2002, the Company exited the content collection, management and distribution product lines of Vyvx, which had revenues and a gross margin loss for the ten months ended October 31, 2002 of $12.5 million and $11.3 million, respectively.

      Vyvx's selling, general and administrative expenses were $37.4 million (or 31% as a percentage of revenues) for the ten months ended October 31, 2002 compared to $41.2 million (or 25% as a percentage of revenues) for the year ended December 31, 2001. This increase as a percentage of revenues is primarily a result of higher costs associated with the acquisition and integration of iBEAM, partially offset by lower payroll related expenses from workforce reductions in 2002.

      Vyvx's depreciation and amortization expense was $45.6 million for the ten months ended October 31, 2002. On an annualized basis for the ten months ended October 31, 2002, Vyvx's depreciation and amortization expense would have been $54.7 million compared to $33.6 million for the year ended December 31 2001. This increase is primarily due to assets placed in service in 2002 relating to content collection, management and distribution product lines and as a result of the acquisition of iBEAM, partially offset by the absence of amortization expense as the Company fully impaired its satellite and advertising distribution operations goodwill in 2001.

      Vyvx's asset impairments and restructuring charges for the ten months ended October 31, 2002 primarily consisted of severance related expenses and $2.2 million from the early termination of a satellite lease agreement. Vyvx's asset impairments and restructuring charges for the year ended December 31, 2001 represented an impairment of goodwill associated with its satellite and advertising distribution operations of $11.3 million and $40.0 million, respectively.

CONSOLIDATED NON-OPERATING COSTS

TWO MONTHS ENDED DECEMBER 31, 2002 - SUCCESSOR COMPANY

      The Company's net interest expense was $7.2 million for the two months ended December 31, 2002 and represents interest expense relating to its credit facility and other miscellaneous debt.

TEN MONTHS ENDED OCTOBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001 - PREDECESSOR COMPANY

      The Company's net interest expense was $195.6 million for the ten months ended October 31, 2002. On an annualized basis for the ten months ended October 31, 2002, net interest expense would have been $234.7 million compared to $454.7 million for the year ended December 31, 2001. The decrease is primarily due to the Company ceasing the accrual of interest expense on liabilities discharged in the chapter 11 proceedings as discussed in Note 2 to the consolidated financial statements partially offset by a significant decrease in capitalized interest due to the completion of assets under construction.

      The Company's interest and other investing income was $20.3 million for the ten months ended October 31, 2002. On an annualized basis for the ten months ended October 31, 2002, interest and other investing income would have been $24.4 million compared with $47.8 million for the year ended December 31, 2001. The decrease in interest and other investing income is primarily due to a reduction in short-term interest rates and lower average short-term investment balances in 2002 compared to 2001.

      The Company's equity losses were $2.7 million for the ten months ended October 31, 2002. The Company's equity losses were $35.5 million for the year ended December 31, 2001, which primarily represents $20.0 million of equity losses related to an investment the Company entered into with iBEAM in third quarter 2001 and equity losses relating to the Company's economic interest in Algar Telecom Leste, S. A. ("ATL") which was sold in July 2001.

      Income from investments for the ten months ended October 31, 2002 of $1.6 million included $0.9 million in dividends received from a cost-based investment and gains from sales of certain marketable equity securities. Loss from investments in 2001 of $95.7 million included a loss of $207.6 million related to write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary. This loss was partially offset by a gain of $45.1 million from the sale of the Company's remaining economic interest in ATL to America Movil, S.A. de C.V., gains of $40.9 million realized from the termination of cashless collars on certain marketable equity securities and net gains of $23.2 million from sales of certain marketable equity securities.

      In the second half of 2001, a wholly owned subsidiary of the Company purchased $551.0 million of the Company's senior redeemable notes in the open market at an average price of 43% of face value. The purchase resulted in a gain of $296.9 million including the recognition of deferred costs and debt discounts related to the purchased senior redeemable notes.

      The Company's reorganization items for the ten months ended October 31, 2002 of $2.1 billion includes a gain on debt discharged of $4.3 billion and a gain recognized from the forgiveness of interest related to the Trust Notes of $73.9 million. These gains were partially offset by fresh start valuation adjustments of $2.2 billion, the write-off of unamortized debt issuance costs, preferred stock issuance costs and debt discounts of $102.4 million, professional fees of $65.3 million, retention bonus agreements with former officers of $12.9 million and retention incentive expense of $12.1 million.

      The Company's tax provision for the ten months ended October 31, 2002 is significantly less than the provision expected from applying the federal statutory rate to pre-tax income primarily because the book gain recorded from the debt discharged in the chapter 11 proceedings is not taxable. Reductions during 2002 and 2001 in the fair value of marketable equity securities reduced the associated deferred tax liabilities creating $1 million and $50 million of net deferred tax assets, respectively, for which a valuation allowance was recorded and reflected in the tax provision above. The Company has fully reserved its net deferred tax asset as of October 31, 2002 and December 31, 2001 since its recoverability from future taxable income has not been demonstrated.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

CONSOLIDATED RESULTS

      The Company's loss from continuing operations increased $3.5 billion due to an increase in loss from operations of $3.1 billion, a decrease in investing income of $416.7 million, an increase in net interest expense of $233.6 million and an increase of $84.2 million related to the tax provision, partially offset by the gain on the purchase of the Company's long-term debt of $296.9 million.

      Excluding asset impairments and restructuring charges of $3.0 billion in 2001, Network and Vyvx accounted for $91.5 million and $29.1 million, respectively, of the increase in loss from operations while Other decreased $4.9 million. Other included various foreign and domestic equity and cost-based investments and the costs to manage these investments.

   NETWORK

      Network revenues increased $372.8 million, or 53%, primarily attributable to data and voice services provided to SBC of approximately $402 million in 2001 compared to approximately $169 million in 2000 and an increase of $47.4 million attributable to the acquisition of AGGS as of September 28, 2001, of which $14.5 million related to SBC and is included in the SBC revenues amount above. The remaining increase is attributable to sales to new customers as well as expanded sales to existing customers, both domestic and international, partially offset by price re-rates to reflect current market conditions, customer disconnects and $53.3 million lower revenues from dark fiber transactions entered into prior to June 30, 1999 and accordingly accounted for as sales type leases.

      Network had a gross profit of $145.1 million in 2001 while Network's costs of sales exceeded revenues by

$21.1 million in 2000. The continued improvement in Network's gross profit was primarily a result of revenue growth described above and greater on-net utilization, partially offset by increased payroll related expenses.

      Network's selling, general and administrative expenses increased $20.2 million, or 9%, primarily due to an increase in payroll related expenses. Network's selling, general and administrative expenses decreased to 22% in 2001 as a percentage of revenues from 31% in 2000. Network's provision for doubtful accounts increased $15.6 million primarily due to the growth in its customer base and general market conditions in the telecommunications industry.

      Network's depreciation and amortization increased $278.7 million primarily as a result of assets placed in service since December 31, 2000, as well as in fourth quarter 2000.

      Network's asset impairments and restructuring charges in 2001 were $2.9 billion consisting of the following categories: dark fiber and conduit (approximately $1.9 billion), optronics equipment (approximately $336 million), international assets and undersea cable (approximately $256 million), wireless capacity, net (approximately $215 million), abandoned projects and other (approximately $211 million) and goodwill and other intangible assets (approximately $35 million).

      Network's other income increased $56.8 million primarily related to the sale of the single strand of lit fiber, which WCG had retained when it sold the majority of its predecessor network to WorldCom in 1995, of $46.1 million and settlement gains of $28.7 million related to the termination of various agreements, partially offset by expenses related to a loss provision on notes receivable of $12.0 million.

      VYVX

      Vyvx's revenues decreased $4.1 million, or 2%, primarily due to a decrease in satellite business, partially offset by higher revenues from content, collection, management and distribution product lines and the transmission of broadcast news events.

      Vyvx's gross profit decreased to $10.9 million in 2001 from $36.9 million in 2000. Gross margin decreased to 7% in 2001 from 22% in 2000. The decrease in gross profit is primarily due to costs associated with the development of the content collection, management and distribution product lines and a lower gross profit relating to its satellite business.

      Vyvx's selling, general and administrative expenses decreased $0.9 million, or 2%, due primarily to lower expenses in existing Vyvx activities partially offset by an increase in payroll related and professional services expenses associated with the development of content collection, management and distribution product lines.

      Vyvx's depreciation and amortization expense increased $3.3 million, or 11%, due primarily to assets placed in service since December 31, 2000 relating to content collection, management and distribution product lines.

      Vyvx's asset impairments and restructuring charges in 2001 represents an impairment of goodwill associated with its satellite and advertising distribution operations of $11.3 million and $40.0 million, respectively.

CONSOLIDATED NON-OPERATING COSTS

      The Company's net interest expense increased $233.6 million as a result of increased borrowings, some at higher interest rates, to finance operations and capital expenditures and decreased interest capitalized primarily due to fewer assets under construction. In addition to the $750 million obligation under the asset defeasance program included in the Company's consolidated balance sheet as of December 31, 2001, the Company's total debt also increased $634.6 million from December 31, 2000 to December 31, 2001, which primarily reflects the $1.4 billion principal amount of the Trust Notes issued in March 2001, borrowings of $450.0 million under the Company's credit facility in April 2001 and the sale and subsequent leaseback of the Company's headquarters building and other ancillary assets for $276.0 million in September 2001. These items are partially offset by the exchange of the $975.6 million TWC note for WCG's equity in February 2001 and the purchase by the Company of $551.0 million of its senior redeemable notes in third and fourth quarter 2001.

      The Company's interest and other investing income in 2001 decreased $11.6 million due to a reduction in short-term interest rates partially offset by higher average short-term investment balances in 2001 compared to 2000.

      The Company's equity losses in 2001 increased $15.2 million due primarily to $20.0 million of equity losses related to its equity investment in iBEAM in third quarter 2001, which was acquired out of bankruptcy in December 2001. This increase is partially offset by a decrease of $10.5 million in equity losses related to the Company's share of cumulative losses attributable to an equity method investment exceeding its investment balance in fourth quarter 2000. As a result, the Company suspended recording equity losses related to the investment with the exception of any additional financing activity.

      Loss from investments in 2001 of $95.7 million includes a loss of $207.6 million related to write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary. This loss was partially offset by a gain of $45.1 million from the sale of the Company's remaining economic interest in ATL to America Movil, S.A. de C.V., gains of $40.9 million realized from the termination of cashless collars on certain marketable equity securities and net gains of $23.2 million from sales of certain marketable equity securities.

      Income from investments in 2000 of $294.1 million includes a gain of $214.7 million from the conversion of shares of common stock of Concentric Network Corporation owned by the Company into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June 2000 and net gains of $93.7 million related to the sales of certain marketable equity securities. In addition, there were gains of $16.5 million related to the partial sale of the Company's interest in ATL and receipt of a $3.7 million dividend from a cost-based investment, partially offset by $34.5 million of write-downs of certain investments resulting from management's determination that the decline in the value of these investments was other than temporary.

      In the second half of 2001, a wholly-owned subsidiary of the Company purchased $551.0 million of the Company's senior redeemable notes in the open market at an average price of 43% of face value. The purchase resulted in a gain of $296.9 million including the recognition of deferred costs and debt discounts related to the purchased senior redeemable notes.

      The Company's tax provision in 2001 is significantly different than the benefit expected from applying the federal statuary rate to pre-tax losses primarily due to a valuation allowance established for its net deferred tax assets. The valuation allowance fully reserves the Company's net deferred tax assets. Reductions during 2001 in the fair value of marketable equity securities reduced the associated deferred tax liabilities, creating a $50 million net deferred tax asset for which a valuation allowance was recorded and reflected in the tax provision above. The Company recorded a $34.1 million tax benefit in 2000 primarily due to changes in various temporary differences including changes in deferred revenue balances that resulted in a fully reserved net deferred tax asset as of December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

ACTIVITY THROUGH DECEMBER 31, 2002

      As of December 31, 2002, the Company had $291.3 million of cash and cash equivalents compared to $1 billion (including short-term investments) as of December 31, 2001.

      Cash used in operating activities was $134.5 million for the year ended December 31, 2002. Included in this amount are interest payments of approximately $125 million relating to the Company's long-term debt and payments of approximately $100 million relating to severance, retention bonus agreements and professional services provided to the Company as a result of its chapter 11 proceedings.

      In February 2002, America Movil prepaid its non-interest bearing note of $90 million from the sale of ATL by paying a discounted amount of $88.8 million. In addition, in April 2002, Platinum Equity paid $30 million ($21 million in principal and $9 million in interest) on its $75 million promissory note from the sale of Solutions in 2001. The cash received from both of these note receivables is included in the cash used in operating activities amount discussed above. The remaining balance of approximately $54 million in principal and approximately $3 million in interest from Platinum Equity was due September 2002 and has not yet been received. The Company cannot provide assurance that it will collect this amount due to the dispute discussed in Item 4 of this Report and Note 21 to the consolidated financial statements.

      Cash used in financing activities was $469.7 million for the year ended December 31, 2002. Under the terms of the Interim Amendment to the Company's credit facility, the Company prepaid $200 million in April 2002 and $50 million in July 2002. Under the terms of Exit Credit Agreement, the Company prepaid $350 million upon emergence from its chapter 11 proceedings. In addition, principal payments relating to the headquarters building and other ancillary assets along with other debt and capital lease obligations of approximately $37 million were made during the year ended December 31, 2002. These payments were partially offset by $150 million of cash proceeds received in December 2002 from Leucadia for its investment in WilTel common stock.

      In February 2002, the Company advanced PowerTel 16 million Australian dollars (or $8.3 million) in the form of a subordinated loan to satisfy certain conditions of the restructuring plan with PowerTel's bank group due to PowerTel's violation of two covenant requirements for the three months ended December 31, 2001. Subsequent to December 31, 2002, PowerTel informed its bank group that it was in violation of its financial covenants for the three months ended December 31, 2002. WilTel has entered into discussions with a third party, pursuant to which the third party would purchase WilTel's ownership interest in PowerTel. In addition, PowerTel is in discussion with its bank group to modify its covenant requirements prospectively. PowerTel's bank group is currently not pursuing any remedies for failing to comply with the covenant violations and has waived the covenant breaches. However, since there is no assurance that this possible sale will be consummated or that PowerTel will be able to renegotiate its bank facility on satisfactory terms or secure additional funding, WilTel has classified the PowerTel bank facility as short-term as of December 31, 2002. Even though WilTel consolidates PowerTel, it is not legally obligated to provide additional funding to PowerTel and has no current intention to do so. Any proceeds from a sale are not expected to significantly impact the Company's liquidity position or results of operations.

      Capital expenditures of $83.3 million were incurred for the year ended December 31, 2002 along with payments on accrued liabilities associated with capital expenditures, partially offset by proceeds received from tax refunds, settlements and asset sales of $49.6 million.

Debt Discharged from Chapter 11

      As discussed in Note 2 to the consolidated financial statements, on October 15, 2002, the Company emerged from chapter 11 proceedings under the Bankruptcy Code. As part of the Plan, approximately $4.6 billion in debt was discharged, comprised of approximately $2.4 billion principal on its Senior Redeemable Notes, approximately $1.4 billion principal amount under the Trust Notes, and approximately $754 million related to the ADP claims. Interest relief with these obligations approximated $420 million on an annual basis. In addition, approximately $243 million of accrued interest related to the discharged debt and other general unsecured claims were discharged as part of the Plan.

FUTURE CASH REQUIREMENTS

      2003 and 2004

      The Company's current focus is to retain its existing business by providing a high quality of service, to obtain new business if it can be done on a profitable basis, to reduce its operating expenses to the greatest extent possible, and to conserve liquidity. As of December 31, 2002, the Company had $291.3 million of cash and cash equivalents to meet its cash requirements and believes that it has sufficient liquidity to meet its needs through 2004. The Company has $375 million of debt under its Exit Credit Agreement and approximately $142 million of debt under the OTC Notes. Approximately $157 million of this debt matures during 2005. Unless the Company is able to generate significant cash flows from operations through revenue growth, expense reductions or some combination of both, it is likely that new capital will have to be raised to meet its maturing debt obligations in 2005.

      The Company expects cash requirements for 2003 and 2004 to total approximately $145 million consisting of the following:

      -     capital expenditures of approximately $130 million;

      - debt service obligations, including interest, of approximately $71 million; and

      - remaining restructuring-related payments of approximately $24 million; partially offset by

      - cash expected to be generated from its operating and investing activities, including cash from asset sales, dark fiber transactions and other capacity sales of approximately $80 million.

      The Company currently estimates it will spend approximately $65 million for capital expenditures in both 2003 and 2004 primarily to enhance and expand products and service offerings. Actual expenditures may be different from the Company's estimates if business requirements vary from those currently contemplated in the Company's business plan. In addition, the acquisition of new customers or the expansion of the business activities of existing customers could significantly impact the Company's estimated capital expenditure requirements.

      Debt service obligations consist of interest and principal payments relating to the Exit Credit Agreement and OTC Notes, along with other debt and capital lease obligations. Interest payments of approximately $30 million are scheduled in both 2003 and 2004 and principal payment obligations of approximately $7 million and $4 million are scheduled for 2003 and 2004, respectively. Since WilTel is not legally required to provide additional funding to PowerTel and has no intention to do so as discussed in the Critical Accounting Policies section above, the debt service obligations relating to PowerTel are excluded from these amounts.

      Projected restructuring related payments primarily include remaining payments for retention bonus agreements with former officers and retention incentive awards discussed in Note 20 to the consolidated financial statements and severance payments related to fourth quarter 2002 workforce reductions.

      The Company's net operating and investing activities consists of a projected use of cash of approximately $10 million in 2003 and a projected source of cash of $90 million in 2004. Included in these amounts is cash expected from asset sales, dark fiber transactions and other capacity sales of $35 million in both 2003 and 2004.

      As discussed elsewhere in this Report and in Note 21 to the consolidated financial statements, on January 27, 2003, the court in which the Thoroughbred Technology and Telecommunications, Inc. ("TTTI") litigation is pending, ordered the Company to pay $36.3 million plus pre-judgment interest (approximately $40.8 million in total) in connection with that litigation discussed elsewhere in this Report and in Note 21 to the consolidated financial statements. This order is currently on appeal to the 11th Circuit Court of Appeals. The Company has posted a $44 million bond, which covers the full amount of the judgment, plus interest, plus an additional $3.3 million to cover one full year of interest pending the outcome of the Company's appeal. In addition, the Company has filed its demand for arbitration related to its claims against TTTI for construction deficiencies and intends to pursue the appeal and its arbitration claims vigorously.

      As discussed elsewhere in this Report and in Note 21 to the consolidated financial statements, the Company is in a dispute with Platinum Equity regarding the 2001 sale of the domestic, Mexican and Canadian professional services operations of the Company's former Solutions segment to Platinum Equity. Platinum Equity has asserted that the Company owes it approximately $55 million arising from a required recalculation of net working capital. Pursuant to the provisions of the sale agreement, the parties submitted this dispute to binding arbitration before an independent public accounting firm and are awaiting the arbitrator's decision. The Company does not believe that a material adjustment to the net working capital calculation is required.

      Platinum Equity also has filed suit against the Company alleging various breaches of representations and warranties related to the sale of the Solutions segment and requesting declaratory action with respect to its right to set-off its damages for such breaches against the approximate sum of $57 million that it owes the Company under the terms of a promissory note issued by Platinum Equity when it purchased the Solutions business. Platinum Equity failed to make the payment that was due September 30, 2002, and, in October 2002, the Company notified Platinum Equity that it was in default for its non-payment to the Company. The Company intends to vigorously pursue the collection of the entire unpaid note balance from Platinum Equity.

      In the aggregate, the projected cash requirements assume that the ultimate resolution of the Platinum Equity, TTTI and other contingencies will not result in a material use or source of funds in 2003 and 2004. However, unfavorable outcomes related to these contingencies could increase the Company's projected cash requirements by $40 million in 2003.

      Factors which could impact the Company's ability to have sufficient liquidity to conduct its business are its ability to generate sufficient sales to new and existing customers, changes in the competitive environment of the markets that it serves and changes in technology. In addition, the ultimate resolution of certain contingencies, including the TTTI litigation and the Platinum Equity dispute referred to above and described in Part 1 of this Report and in Note 21 to the consolidated financial statements, and the Company's ability to successfully generate liquidity through asset and capacity sales could have a potential adverse impact on the Company's liquidity position.

Contractual Cash Obligations

      Contractual cash obligations of $1.1 billion as of December 31, 2002 consisted of the following:

                                           TOTAL       2003       2004       2005       2006       2007    THEREAFTER
                                          --------   --------   --------   --------   --------   --------  ----------
                                                                         (IN MILLIONS)
Long-term debt ........................   $  521.9   $    4.7   $    3.0   $  157.0   $  265.6   $    1.6   $   90.0
Capital lease obligations .............        3.2        2.4         .6         .1         .1         --         --
Operating lease obligations ...........      491.0       59.2       51.0       49.3       40.4       38.1      253.0
Asset purchase obligations ............       33.7       32.1        1.6         --         --         --         --
Operations and maintenance obligations        48.8       12.7        4.8        3.3        2.8        2.8       22.4
Other long-term contractual obligations       25.3       19.5        2.0        1.9        1.9         --         --
                                          --------   --------   --------   --------   --------   --------   --------
Total contractual cash obligations ....   $1,123.9   $  130.6   $   63.0   $  211.6   $  310.8   $   42.5   $  365.4
                                          ========   ========   ========   ========   ========   ========   ========

      Long-term debt consists primarily of obligations under the Exit Credit Agreement of $375.0 million and the OTC Notes of $141.7 million. Since WilTel is not legally required to provide additional funding to PowerTel and has no current intention to do so as discussed above and in the Critical Accounting Policies section above, the PowerTel debt service obligations were excluded from the table above. Capital lease obligations consist primarily of equipment leases. The Company's operating lease obligations consist primarily of telecommunications property and rights of way leases for the domestic network. Asset purchase obligations relate primarily to network equipment and capacity on sub-sea cable systems. Operations and maintenance obligations relate primarily to equipment maintenance and maintenance on purchased fiber routes that are used in operations. Other long-term contractual obligations relate primarily to the Company's retention bonus agreements, employee incentive program and outstanding severance payments.

      The Company has no off-balance sheet arrangements.

      The Company believes that its estimates of cash requirements for 2003 and 2004 are based on estimates and assumptions that are reasonable and that its contractual cash obligations can be satisfied based on these estimates and assumptions. However, any estimate of future results is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. No representations can be or are made that the Company's actual results will not be significantly different from the Company's estimates.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      The Company's market risk arises principally from interest rate risk on its debt, consisting primarily of the Exit Credit Agreement and the OTC Notes.

      The Company's remaining outstanding debt balance as of December 31, 2002 consists of approximately $419 million (or 74%) in variable rate debt and approximately $150 million (or 26%) in fixed rate debt. The variable rate debt primarily consists of a $375.0 million long-term variable rate credit facility which bears interest at either the Prime rate plus a margin of 3.5% or LIBOR plus a margin of 4.5%, at the Company's option, and will be repaid in installments beginning in June 2005 through September 2006. In July 2004, the margin, in each case, will increase by 1%.

      None of the Company's market risk sensitive instruments require it to manage or hedge the risks related to interest rate movements, and the Company currently does not mitigate the risk through the use of interest rate swaps or other derivative instruments. However, in the future the Company may choose to manage its risk associated with interest rate movements through an appropriate balance of fixed- and variable-rate obligations. To maintain an effective balance of fixed- and variable-rate obligations, the Company may elect to enter into specific interest rate swaps or other derivative instruments as deemed necessary.

   The following tables provide information as of December 31, 2002 and 2001 about the Company's market rate risk sensitive instruments. The table presents principal cash flows and weighted-average interest rates by expected maturity dates. The table below excludes the PowerTel bank facility due to the reasons discussed above as well as the effect of paid in kind interest of $29.6 million in 2006 related to the OTC Notes as discussed in Note 15 to the consolidated financial statements.

                                                                                                                      FAIR VALUE
                                                                                                                      DECEMBER 31,
                                      2003        2004        2005        2006        2007    THEREAFTER     TOTAL       2002
                                     ------      ------      ------      ------      ------   ----------    -------   ------------
                                                                      (DOLLARS IN MILLIONS)
LIABILITIES
  Variable rate long-term debt,
  including current portions ..      $   --      $   --      $  156      $  219      $   --      $   --      $  375      $  375
    Average interest rate .....       PRIME       PRIME       PRIME       PRIME
                                       +3.5        +4.5        +4.5        +4.5
                                        or          or          or          or
                                      LIBOR        LIBOR       LIBOR      LIBOR
                                       +4.5        +5.5        +5.5        +5.5
Fixed rate long-term debt,
  including current portions...      $    7      $    4      $    1      $   47      $    1      $   90      $  150      $  150
  Average interest rate .......         7.9%        8.6%        9.2%        9.9%       7.00%       7.00%


                                                                                                                       FAIR VALUE
                                                                                                                       DECEMBER 31,
                                      2002         2003        2004        2005        2006    THEREAFTER     TOTAL        2001
                                     ------       ------      ------      ------      ------   ----------    -------   ------------
                                                                      (DOLLARS IN MILLIONS)
ASSETS
  Short-term investments,
    excluding marketable
    equity securities .........      $  894       $   --      $   --      $   --      $   --      $   --       $  894      $  894
  Average interest rate .......         4.1%

  Notes receivable, net .......      $  179       $   --      $   --      $   --      $   --      $   --       $  179      $  179
  Average interest rate .......         8.8%

LIABILITIES
  Fixed rate long-term debt,
   including current portions
   High yield public  debt ....      $   --       $   --      $   --      $   --      $   --      $2,449       $2,449      $1,026
  Average interest rate .......        11.1%        11.1%       11.1%       11.1%       11.1%       11.1%
   Bank debt ..................      $   --       $   --      $1,400      $   --      $   --      $   --       $1,400 $     1,400
  Average interest rate .......        8.25%        8.25%       8.25%

  Variable rate long-term debt,
  including current portions
    Long-term credit facility .      $   37       $  171      $  256      $  292      $  219      $   --       $  975      $  670
    Average interest rate .....       LIBOR        LIBOR      LIBOR        LIBOR       LIBOR
                                      +3.00       +3.00       +3.00        +3.00       +3.00

Asset defeasance program ......      $   --       $   --      $   --      $   --      $   --      $  750       $  750      $  750
  Average interest rate (1)

Sale and subsequent leaseback .      $   29       $   29      $   26      $   18      $   17      $  150       $  269      $  269
    Average interest rate .....      LIBOR        LIBOR       LIBOR       LIBOR        LIBOR       LIBOR
                                     +2.75        +2.75       +2.75       +2.75        +2.75       +2.75

(1)   Interest was primarily based on average daily commercial paper rates

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors ......................................      F-24
Consolidated Balance Sheets as of December 31, 2002 (Successor Company) and 2001
    (Predecessor Company) ..............................................................      F-25
Consolidated Statements of Operations for the two months ended December 31, 2002
    (Successor Company), the ten months ended October 31, 2002 (Predecessor Company) and
    the years ended December 31, 2001 and 2000 (Predecessor Company) ...................      F-26
Consolidated Statements of Stockholders' Equity (Deficit) for the two months ended
    December 31, 2002 (Successor Company), the ten months ended October 31, 2002
    (Predecessor Company) and the years ended December 31, 2001 and 2000 (Predecessor
    Company) ...........................................................................      F-27
Consolidated Statements of Cash Flows for the two months ended December 31, 2002
    (Successor Company), the ten months ended October 31, 2002 (Predecessor Company) and
    the years ended December 31, 2001 and 2000 (Predecessor Company) ...................      F-29
Notes to Consolidated Financial Statements .............................................      F-31
Quarterly Financial Data (Unaudited) ...................................................      F-73

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders of
WilTel Communications Group, Inc.

      We have audited the accompanying consolidated balance sheets of WilTel Communications Group, Inc. as of December 31, 2002 (Successor Company) and 2001 (Predecessor Company), and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from November 1, 2002 to December 31, 2002 (Successor Company), and for the period from January 1, 2002 to October 31, 2002 and years ended December 31, 2001 and 2000 (Predecessor Company). Our audits also included the financial statement schedules listed in the Index at Item 15a. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WilTel Communications Group, Inc. at December 31, 2002 (Successor Company) and 2001 (Predecessor Company), and the consolidated results of its operations and its cash flows for the period from November 1, 2002 to December 31, 2002 (Successor Company), and for the period from January 1, 2002 to October 31, 2002 and the years ended December 31, 2001 and 2000 (Predecessor Company), in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Note 14 to the consolidated financial statements, effective October 31, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, Asset Retirement Obligations.


                                             ERNST & YOUNG LLP

Tulsa, Oklahoma
March 14, 2003

                        WILTEL COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                               SUCCESSOR         PREDECESSOR
                                                                                COMPANY            COMPANY
                                                                               -----------       -----------

                                                                                    AS OF DECEMBER 31,
                                                                               -----------------------------
                                                                                   2002              2001
                                                                               -----------       -----------
                                                                                      (IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents ..............................................      $   291,288       $   116,038
 Short-term investments .................................................               --           904,813
 Receivables less allowance of $49,379,000 ($41,362,000 in 2001) ........          180,768           243,075
 Notes receivable less allowance of $2,424,000 ($12,000,000 in 2001) ....           55,114           178,601
 Net assets held for sale ...............................................               --            20,659
 Prepaid assets and other ...............................................           25,525            21,768
                                                                               -----------       -----------
Total current assets ....................................................          552,695         1,484,954
Investments .............................................................               --            11,555
Property, plant and equipment, net ......................................        1,460,010         4,353,213
Other assets and deferred charges .......................................           49,568           142,304
                                                                               -----------       -----------
Total assets ............................................................      $ 2,062,273       $ 5,992,026
                                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable .......................................................      $   184,759       $   363,670
 Deferred income ........................................................           61,312            75,286
 Accrued liabilities ....................................................          235,782           373,119
 Long-term debt due within one year .....................................           51,503            72,488
                                                                               -----------       -----------
Total current liabilities ...............................................          533,356           884,563
Long-term debt ..........................................................          517,986         5,838,779
Long-term deferred income ...............................................          178,978           401,546
Other liabilities .......................................................          136,932            28,935
Minority interest in consolidated subsidiary ............................            5,290            44,907
Contingent liabilities and commitments
WCG 6.75% redeemable cumulative convertible preferred stock; $0.01 par value per share; 500.0 million shares authorized; 5.0 million shares outstanding in 2001; aggregate liquidation preference of $250,000,000 in
 2001....................................................................               --           242,338
Stockholders' equity (deficit):
 WCG Class A common stock, $0.01 par value, 1 billion shares authorized,
   491.0 million shares outstanding in 2001 .............................               --             4,910
 WilTel common stock, $0.01 par value, 200 million shares authorized, 50
   million shares outstanding in 2002 ...................................              500                --
 Capital in excess of par value .........................................          749,500         3,862,465
 Accumulated deficit ....................................................          (61,049)       (5,304,906)
 Accumulated other comprehensive income (loss) ..........................              780           (11,511)
                                                                               -----------       -----------
Total stockholders' equity (deficit) ....................................          689,731        (1,449,042)
                                                                               -----------       -----------
Total liabilities and stockholders' equity (deficit) ....................      $ 2,062,273       $ 5,992,026
                                                                               ===========       ===========

                             See accompanying notes.

                        WILTEL COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  SUCCESSOR
                                                                   COMPANY                        PREDECESSOR COMPANY
                                                                 ------------      -----------------------------------------------
                                                                  TWO MONTHS       TEN MONTHS
                                                                    ENDED             ENDED                YEAR ENDED DECEMBER 31,
                                                                 DECEMBER 31,      OCTOBER 31,       -----------------------------
                                                                     2002              2002             2001               2000
                                                                 ------------      -----------       -----------       -----------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ....................................................    $   191,656       $ 1,000,007       $ 1,185,521       $   839,077
Operating expenses:
   Cost of sales ............................................        171,605           862,405         1,029,455           823,272
   Selling, general and administrative ......................         27,712           179,321           285,771           270,071
   Provision for doubtful accounts ..........................            787            20,118            26,020             9,959
   Depreciation and amortization ............................         44,294           460,989           467,118           185,024
   Asset impairments and restructuring charges ..............          8,572            28,483         2,979,925                --
   Other expense (income), net ..............................         (6,242)           19,182           (58,402)             (578)
                                                                 -----------       -----------       -----------       -----------
      Total operating expenses ..............................        246,728         1,570,498         4,729,887         1,287,748
                                                                 -----------       -----------       -----------       -----------
Loss from operations ........................................        (55,072)         (570,491)       (3,544,366)         (448,671)
Interest accrued ............................................         (7,221)         (199,202)         (525,850)         (387,816)
Interest capitalized ........................................             --             3,600            71,126           166,700
Investing income (loss):
   Interest and other .......................................            511            20,327            47,829            59,434
   Equity losses ............................................             --            (2,710)          (35,522)          (20,297)
   Income (loss) from investments ...........................             --             1,575           (95,722)          294,136
Minority interest in loss of consolidated subsidiary ........            802            12,530            25,533            24,492
Gain on the purchase of long-term debt ......................             --                --           296,896                --
Other income (loss), net ....................................            (66)              564              (160)              227
Reorganization items, net ...................................             --         2,066,032                --                --
                                                                 -----------       -----------       -----------       -----------
Income (loss) before income taxes ...........................        (61,046)        1,332,225        (3,760,236)         (311,795)
Benefit (provision) from income taxes .......................             (3)           (1,030)          (50,121)           34,107
                                                                 -----------       -----------       -----------       -----------
Income (loss) from continuing operations ....................        (61,049)        1,331,195        (3,810,357)         (277,688)
Loss from discontinued operations ...........................             --                --                --          (540,000)
Cumulative effect of change in accounting principle                       --            (8,667)               --                --
                                                                 -----------       -----------       -----------       -----------
Net income (loss) ...........................................        (61,049)        1,322,528        (3,810,357)         (817,688)
Preferred stock dividends and amortization of preferred stock
   issuance costs ...........................................             --            (5,473)          (17,568)           (4,956)
                                                                 -----------       -----------       -----------       -----------
Net income (loss) attributable to common stockholders            $   (61,049)      $ 1,317,055       $(3,827,925)      $  (822,644)
                                                                 ===========       ===========       ===========       ===========

Basic and diluted earnings (loss) per share:
   Income (loss) from continuing operations attributable to
     common stockholders ....................................    $     (1.22)      $      2.66       $     (7.86)      $      (.61)
   Loss from discontinued operations ........................             --                --                --             (1.16)
   Cumulative effect of change in accounting principle ......             --              (.01)               --                --
                                                                 -----------       -----------       -----------       -----------
   Net income (loss) attributable to common stockholders ....    $     (1.22)      $      2.65       $     (7.86)      $     (1.77)
                                                                 ===========       ===========       ===========       ===========

   Weighted average shares outstanding ......................         50,000           497,621           487,048           464,145

                             See accompanying notes.

                        WILTEL COMMUNICATIONS GROUP, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                    ACCUMULATED
                                                                     CAPITAL IN                         OTHER
                                                      COMMON         EXCESS OF      ACCUMULATED     COMPREHENSIVE
                                                       STOCK         PAR VALUE        DEFICIT       INCOME (LOSS)      TOTAL
                                                    -----------     -----------     -----------     -------------   -----------
                                                                                  (IN THOUSANDS)
PREDECESSOR COMPANY:
Balance, December 31, 1999 .....................    $     4,636     $ 2,659,927     $  (676,861)    $   124,898     $ 2,112,600
 Net loss ......................................             --              --        (817,688)             --        (817,688)
 Other comprehensive loss:
  Net unrealized depreciation of marketable
   equity securities, net of reclassification
   adjustment for net gains realized in net loss             --              --              --         (51,609)        (51,609)
  Foreign currency translation adjustments .....             --              --              --         (29,240)        (29,240)
                                                                                                                    -----------
Comprehensive loss .............................                                                                        (898,537)
Stock award transactions .......................             --           4,877              --              --           4,877
Preferred stock dividends and amortization of
   preferred stock issuance costs ..............             --          (4,956)             --              --          (4,956)
  Other ........................................             --            (712)             --              --            (712)
                                                    -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2000 .....................          4,636       2,659,136      (1,494,549)         44,049       1,213,272
 Net loss ......................................             --              --      (3,810,357)             --      (3,810,357)
 Other comprehensive income (loss):
  Net unrealized depreciation of marketable
   equity securities, net of reclassification
   adjustment for net losses realized in net
   loss ........................................             --              --              --         (83,012)        (83,012)
Foreign currency translation adjustments,
  net of reclassification adjustment for losses
  realized in net loss .........................             --              --              --          27,452          27,452
                                                                                                                    -----------
Comprehensive loss .............................                                                                     (3,865,917)
Agreement with The Williams Companies,
  Inc. (see Note 16) ...........................            243       1,201,660              --              --       1,201,903
Stock award transactions .......................              4           5,367              --              --           5,371
Preferred stock dividends and amortization of
 preferred stock issuance costs ................             --         (17,568)             --              --         (17,568)
Common stock issued to pay preferred stock
 dividends .....................................             27          13,830              --              --          13,857
Other ..........................................             --              40              --              --              40
                                                    -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2001 .....................          4,910       3,862,465      (5,304,906)        (11,511)     (1,449,042)
 Net income ....................................             --              --       1,322,528              --       1,322,528
 Other comprehensive income (loss):
 Net unrealized depreciation of marketable
  equity securities, net of reclassification
  adjustment for gains realized in net income ..             --              --              --          (7,401)         (7,401)
 Foreign currency translation adjustments ......             --              --              --           2,440           2,440
                                                                                                                    -----------
 Comprehensive income ..........................                                                                      1,317,567
 Agreement with The Williams Companies,
   Inc. (see Note 16) ..........................             --          42,937              --              --          42,937
 Stock award transactions ......................              3           5,953              --              --           5,956
 Preferred stock dividends and amortization of
   preferred stock issuance costs ..............             --          (5,473)             --              --          (5,473)
 Common stock issued to pay preferred stock
   dividends ...................................             19           4,142              --              --           4,161
 Preferred stock converted to common stock .....             29          83,865              --              --          83,894
 Reorganization adjustments ....................         (4,961)     (3,993,889)      3,982,378          16,472              --
                                                    -----------     -----------     -----------     -----------     -----------
Balance, October 31, 2002 ......................             --              --              --              --              --

                             See accompanying notes.

                       WILTEL COMMUNICATIONS GROUP, INC.
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)

                                                                                    ACCUMULATED
                                                          CAPITAL IN                    OTHER
                                               COMMON      EXCESS OF   ACCUMULATED  COMPREHENSIVE
                                                STOCK      PAR VALUE     DEFICIT    INCOME (LOSS)    TOTAL
                                              ---------   ----------   -----------  -------------  ---------
                                                                   (IN THOUSANDS)
SUCCESSOR COMPANY:
 Issuance of WilTel common stock .........          500      749,500           --            --      750,000
 Net loss ................................           --           --      (61,049)           --      (61,049)
 Other comprehensive income (loss):
  Foreign currency translation adjustments           --           --           --           780          780
                                                                                                   ---------
 Comprehensive loss ......................           --           --           --            --      (60,269)
                                              ---------    ---------    ---------     ---------    ---------
Balance, December 31, 2002 ...............    $     500    $ 749,500    $ (61,049)    $     780    $ 689,731
                                              =========    =========    =========     =========    =========

                             See accompanying notes.

                        WILTEL COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           SUCCESSOR
                                                            COMPANY                     PREDECESSOR COMPANY
                                                          ------------    ---------------------------------------------
                                                           TWO MONTHS     TEN MONTHS
                                                             ENDED           ENDED
                                                          DECEMBER 31,    OCTOBER 31,           YEAR ENDED DECEMBER 31,
                                                          ------------    -----------     -----------------------------
                                                              2002            2002           2001               2000
                                                          ------------    -----------     -----------       -----------
                                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Income (loss) from continuing operations .............    $   (61,049)    $ 1,331,195     $(3,810,357)    $  (277,688)
Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by (used in)
  operating activities:
  Depreciation and amortization ......................         44,294         460,989         467,118         185,024
  Provision (benefit) from deferred income taxes .....             --           1,005          50,057         (36,134)
  Non-cash asset impairments and restructuring items .             --              --       2,957,004              --
  Non-cash reorganization items:
    Gain on the discharge of liabilities .............             --      (4,339,342)             --              --
    Fresh start valuation of assets and liabilities ..             --       2,154,464              --              --
    Write-off of deferred financing costs and debt
     discounts .......................................             --         102,446              --              --
    Gain on forgiveness of interest ..................             --         (65,649)             --              --
  Provision for loss on investments ..................             --              --         204,887          34,515
  Provision for doubtful accounts ....................            787          20,118          26,020           9,959
  Equity losses ......................................             --           2,710          35,522          20,297
  (Gain) loss on sales of property and other assets ..             --          (2,731)        (45,519)            730
  Gain on sales of investments .......................             --            (666)       (109,243)       (110,220)
  Gain on conversion of common stock investment ......             --              --              --        (214,732)
  Gain on purchase of long-term debt .................             --              --        (296,896)             --
  Minority interest in loss of consolidated subsidiary           (802)        (12,530)        (25,533)        (24,492)
  Cash provided by (used in) changes in:
      Receivables ....................................          9,001         204,344        (174,213)       (183,021)
      Prepaid and other current assets ...............         26,607         (30,489)         (9,389)         (6,685)
      Accounts payable ...............................         18,091         (48,719)        (63,200)        196,296
      Current deferred income ........................         (9,536)         16,595         (15,634)         53,511
      Accrued liabilities ............................        (33,385)        103,297          88,442         (68,146)
      Long-term deferred income ......................         (2,986)        (17,747)        190,001         267,228
     Other ...........................................         (3,181)         (1,654)         14,228         (23,375)
                                                          -----------     -----------     -----------     -----------
Net cash used in operating activities ................        (12,159)       (122,364)       (516,705)       (176,933)
FINANCING ACTIVITIES
Proceeds from long-term debt .........................             --          12,586       2,487,683       1,670,588
Payments on and purchase of long-term debt ...........         (3,900)       (633,180)       (570,989)       (110,000)
Investment by Leucadia National Corporation ..........        150,000              --              --              --
Proceeds from issuance of common stock, net of
  expenses ...........................................             --           9,452          18,904           4,166
Proceeds from issuance of preferred stock, net of
  expenses ...........................................             --              --              --         240,500
Debt issue costs .....................................             --            (531)        (42,743)        (28,701)
Preferred stock dividends paid .......................             --          (4,161)        (18,076)             --
Contribution to subsidiary from minority interest
  shareholders .......................................             --              --          31,694              --
Changes in due to/from The Williams Companies, Inc. ..             --              --              --         (12,500)
                                                          -----------     -----------     -----------     -----------
Net cash provided by (used in) financing activities ..        146,100        (615,834)      1,906,473       1,764,053

                             See accompanying notes.

                               WILTEL COMMUNICATIONS GROUP, INC.

                                                            SUCCESSOR
                                                             COMPANY                      PREDECESSOR COMPANY
                                                           ------------     -------------------------------------------
                                                            TWO MONTHS      TEN MONTHS
                                                              ENDED            ENDED
                                                           DECEMBER 31,     OCTOBER 31,        YEAR ENDED DECEMBER 31,
                                                           ------------     -----------      --------------------------
                                                               2002             2002            2001           2000
                                                           ------------     -----------      -----------    -----------
                                                                                 (IN THOUSANDS)
INVESTING ACTIVITIES
Property, plant and equipment:
  Capital expenditures .................................         (6,434)        (76,903)     (1,389,294)     (3,390,276)
  Proceeds from net tax refunds, settlements and sales .          1,130          48,473         165,625          34,453
  Changes in accrued liabilities .......................         (5,585)        (82,484)       (138,498)         85,306
Purchase of investments ................................             --        (220,209)     (2,479,988)     (1,472,432)
Proceeds from sales of investments .....................            630       1,121,796       2,157,029       2,908,015
Acquisition of businesses (primarily property, plant and
  equipment) ...........................................             --              --         (38,687)             --
Other ..................................................             --            (907)          3,455           8,869
                                                            -----------     -----------     -----------     -----------
Net cash provided by (used in) investing activities ....        (10,259)        789,766      (1,720,358)     (1,826,065)
DISCONTINUED OPERATIONS
Net cash provided by operating activities ..............             --              --          17,719           9,362
Net cash provided by (used in) investing activities ....             --              --         215,021         (40,382)
                                                            -----------     -----------     -----------     -----------
Net cash provided by (used in) discontinued operations .             --              --         232,740         (31,020)
                                                            -----------     -----------     -----------     -----------

Increase (decrease) in cash and cash equivalents .......        123,682          51,568         (97,850)       (269,965)
Cash and cash equivalents at beginning of period .......        167,606         116,038         213,888         483,853
                                                            -----------     -----------     -----------     -----------
Cash and cash equivalents at end of period .............    $   291,288     $   167,606     $   116,038     $   213,888
                                                            ===========     ===========     ===========     ===========

                             See accompanying notes.

                        WILTEL COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      On April 22, 2002, Williams Communications Group, Inc. ("WCG") and CG Austria, Inc. (collectively, the "Debtors") commenced proceedings under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). As discussed in Note 2, pursuant to the terms of a plan of reorganization, WilTel Communications Group, Inc. ("WilTel" and, together with its direct and indirect subsidiaries, the "Company") emerged on October 15, 2002 as the successor to WCG.

      WCG was a non-operating holding company whose principal asset was 100% of the membership interest in Williams Communications, LLC ("WCL"), which changed its name to WilTel Communications, LLC in January 2003. In connection with the consummation of the Plan (as defined in Note 2), WCG transferred substantially all of its assets to WilTel on October 15, 2002. WCL is an operating company, which owns or leases and operates a nationwide inter-city fiber-optic network, extended locally and globally, to provide Internet, data, voice and video services. Information on WilTel's operations by segment and geographic area is included in Note 6. In addition, WCL is the direct or indirect parent of all the remaining subsidiaries of the Company, including CG Austria, Inc., a non-operating holding company with direct and indirect interest in certain foreign subsidiaries of the Company. WCL was not included in the chapter 11 proceedings.

      The Company became subject to the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," upon commencement of the chapter 11 proceedings. SOP 90-7 requires, among other things, that pre-petition liabilities that are subject to compromise be segregated in the consolidated balance sheet. In addition, revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the Company are reported separately as reorganization items in the consolidated statement of operations. Interest expense on liabilities subject to compromise and preferred stock dividends ceased to accrue upon commencement of the chapter 11 proceedings.

      In conjunction with formulating the Plan (as defined in Note 2), the Company was required to estimate its post-confirmation reorganization value. The Company's financial advisors assisted in the valuation utilizing methodologies that were based upon the cash flow projections and business plan as contemplated by the Predecessor Company. These methodologies incorporated discounted cash flow techniques, a comparison of the Company and its projected performance to market values of comparable companies and a comparison of the Company and its projected performance to values of past transactions involving comparable entities. The cash flow valuations utilized five-year projections discounted at a weighted average cost of capital of approximately 27.5%, including a terminal value equal to a multiple of projected fifth year operating results, together with the net present value of the five-year projected cash flows. Based upon these analyses, upon emergence from the chapter 11 proceedings, the reorganization value for the Company was estimated to be approximately $1.3 billion. This reorganization value was reflected in the Company's consolidated balance sheet upon emergence from the chapter 11 proceedings as post-emergence debt of approximately $573 million and an equity value of $750 million.

      The Company emerged from the chapter 11 proceedings in October 2002 and implemented fresh start accounting under the provisions of SOP 90-7 effective October 31, 2002 to coincide with its normal monthly financial closing cycle. Under SOP 90-7, the net reorganization value of the Company was allocated to its assets and liabilities, its accumulated deficit was eliminated and new equity was issued according to the Plan (as defined in Note 2). The Company recorded a $2.2 billion reorganization charge to adjust the historical carrying value of its assets and liabilities to fair value reflecting the allocation of the Company's reorganization value of approximately $1.3 billion. The Company also recorded a $4.3 billion gain on the discharge of debt pursuant to the Plan (as defined in Note 2). In addition, changes in accounting principles that would be required in the

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

financial statements within twelve months following emergence from the chapter 11 proceedings were adopted in the Company's fresh start financial statements (see discussion below in recent accounting standards). See Note 3 for a presentation of the impact of implementing fresh start accounting on WCG's consolidated balance sheet as of October 31, 2002.

      The Company's current focus is to retain its existing business by providing a high quality of service, to obtain new business if it can be done on a profitable basis, to reduce its operating expenses to the greatest extent possible, and to conserve liquidity. As of December 31, 2002, the Company had $291.3 million of cash and cash equivalents to meet its cash requirements and believes that it has sufficient liquidity to meet its needs through 2004. The Company has $375 million of debt under its Exit Credit Agreement and approximately $142 million of debt under the OTC Notes (see Note 15). Approximately $157 million of this debt matures during 2005. Unless the Company is able to generate significant cash flows from operations through revenue growth, expense reductions or some combination of both, it is likely that new capital will have to be raised to meet its maturing debt obligations in 2005.

      The Company's emergence from the chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of October 31, 2002. Accordingly, the Company's consolidated financial statements for periods prior to October 31, 2002 are not comparable to consolidated financial statements presented on or subsequent to October 31, 2002. The 2002 financial results have been separately presented under the label "Predecessor Company" for periods prior to November 1, 2002 and "Successor Company" for the two-month period ended December 31, 2002 as required by SOP 90-7. The Predecessor Company is also referred to as "WCG" and the Successor Company is also referred to as "WilTel".

      Prior to April 2001, The Williams Companies, Inc. ("TWC") owned 100% of WCG's outstanding Class B common stock which gave TWC approximately 98% of the voting power of WCG. In March 2001, TWC's Board of Directors approved a tax-free spin-off of WCG to TWC's shareholders. On April 23, 2001, TWC distributed approximately 95% of the WCG common stock it owned to holders of TWC common shares on a pro rata basis (see Note 16).

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and a subsidiary that it controls but owns less than 50% of the voting common stock. Entities that the Company does not control and owns 20% to 50% of the voting common stock, or otherwise has the ability to exercise significant influence over the operating and financial policies of the entities, are accounted for under the equity method of accounting.

      The Company has a 45% interest in PowerTel Limited ("PowerTel"), a publicly-traded Australian telecommunications company, which is accounted for under the principles of consolidation. The Company consolidates PowerTel as it has control over PowerTel's operations despite its less than 50% ownership because the Company is entitled to appoint a majority of the members of PowerTel's Board of Directors and thereby exercises control over its operations. See Note 15 for further discussion of management's plans related to PowerTel.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

REVENUE RECOGNITION

Network

      Capacity and other services revenues are recognized monthly as the services are provided or revenues are earned. Amounts billed in advance of the service month are recorded as deferred income. Payments received for the installation of conduit under joint build construction contracts are generally recorded as a recovery of the applicable construction costs. Revenues under multiple element contracts are recognized based on the respective fair values of each individual element within the multiple element contract. Revenues from conduit and duct sales are recognized at time of delivery and acceptance and when all significant contractual obligations have been satisfied and collection is reasonably assured.

      Grants of indefeasible rights of use, or IRUs, of constructed but unlit fiber, or dark fiber, in exchange for cash, are accounted for as leases. IRUs are evaluated for sales-type lease accounting, which results in certain lease transactions being accounted for as sales at the time of acceptance of the fiber by the customer. IRUs that do not meet the criteria for a sales-type lease are accounted for as an operating lease, and the cash received is recognized as revenue over the term of the IRU. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 43, "Real Estate Sales, an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 66," issued in June 1999, dark fiber is considered integral equipment and accordingly title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. After June 30, 1999, the effective date of FASB Interpretation No. 43, sales-type lease accounting is not appropriate for IRUs since the Company's IRUs generally do not transfer title to the fibers under lease to the lessee. Therefore, these transactions are accounted for as operating leases unless title to the fibers under lease transfers to the lessee or the agreement was entered into prior to June 30, 1999.

      The Company has entered into transactions such as buying, selling, swapping and/or exchanging capacity, conduit and fiber to complete and compliment its network. Depending upon the terms of the agreement, certain transactions are accounted for as pure asset swaps with no revenue and no cost recognition while certain transactions are accounted for as both revenue and cost over the corresponding length of time for each agreement. If the exchange is not essentially the culmination of an earning process, accounting for an exchange of a nonmonetary asset is based on the recorded amount of the nonmonetary asset relinquished, and therefore no revenue and cost is recorded in accordance with Accounting Principles Board ("APB") Opinion No. 29. Examples of transactions cited by APB Opinion No. 29 that are not the culmination of the earnings process include exchange of productive assets for similar productive assets or for an equivalent interest in similar productive assets.

      Revenues that have been deferred for long-term service contracts are amortized using the straight-line method over the life of the related contract. The Company classifies as current the amount of deferred revenue that will be recognized into revenue over the next twelve months.

      Revenues that have been deferred for long-term service contracts that are subsequently terminated or included as part of an overall settlement agreement have historically been recognized in other operating income.

Vyvx

      Transmission and video services revenues are recognized monthly as the services are provided. Amounts billed in advance of the service month are recorded as deferred income.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include demand and time deposits, certificates of deposit and other marketable securities that are readily convertible to known amounts of cash and so near maturity that it presents insignificant risk of changes in value because of changes in interest rates.

INVESTMENTS

      Debt and equity securities are classified as available-for-sale and the carrying amount of these investments is reported at fair value with net unrealized appreciation or depreciation reported as a component of other comprehensive income. The amount of debt and equity securities as of December 31, 2002 was zero.

      The cost of investments sold is based on the specific identification method with gross realized gains and losses included in income from investments. For investments with declines in fair value below their cost basis that are determined to be other than temporary, the cost basis of the investment is written down to its fair value, with the realized loss included in income from investments.

DERIVATIVE INSTRUMENTS

      Derivative financial instruments are recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative are either recognized in earnings to offset the changes in fair value of the hedged asset, liability or firm commitment that is also recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a change in fair value of a derivative accounted for as a hedge is recognized immediately in earnings. As of December 31, 2002, the Company had no derivative financial instruments.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is recorded at cost. Depreciation is computed primarily on the straight-line method over estimated useful lives with the exception of assets acquired through capital leases, which are depreciated over the lesser of the estimated useful lives or the term of the lease. In accordance with fresh start accounting, the book value of property, plant and equipment was adjusted to its fair value and the Company also established new useful lives.

GOODWILL AND OTHER INTANGIBLES

      Through December 31, 2001, goodwill and other intangibles were amortized on a straight-line basis over the estimated period of benefit ranging from five to twenty years. As of December 31, 2001, the Company fully impaired its goodwill and other intangibles. Effective January 1, 2002, goodwill and certain indefinite lived intangible assets, if any, would no longer be amortized as provided by SFAS No. 142, "Goodwill and Other Intangible Assets," which is discussed below in recent accounting standards. As of December 31, 2002, the Company had no intangible assets.

IMPAIRMENT OF LONG-LIVED ASSETS

      The Company evaluates its long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change.

FINANCING COSTS

      Costs incurred to obtain financing through the issuance of the Company's long-term debt were included in other assets and deferred charges and amortized over the life of the debt. In accordance with fresh start accounting, the Company wrote off its deferred financing costs. Costs incurred in conjunction with the Company's restructuring efforts were expensed as incurred.

INCOME TAXES

      Prior to the spin-off of WCG from TWC in April 2001, WCG's operations were included in TWC's consolidated federal income tax return. A tax sharing agreement existed between WCG and TWC to allocate and settle among themselves the consolidated federal income tax liability (see Note 9). Deferred income taxes were allocated from TWC using the liability method and were provided on all temporary differences between the financial basis and allocated tax basis of WCG's assets and liabilities. Valuation allowances were established to reduce deferred tax assets to an amount that was more likely than not to be realized.

      Effective with the spin-off of WCG from TWC, the existing tax sharing agreement with TWC was amended to address pre spin-off tax attributes. Under the amendment, TWC retained all rights and obligations with respect to tax attributes of WCG for all periods prior to WCG's initial public offering. In the event of any final determination with respect to a WCG tax attribute that arose from the time of WCG's initial public offering to the date of the spin-off of WCG from TWC, WCG would pay TWC for any determination resulting in a detriment as compared to previous amounts filed and TWC would pay WCG for any determination resulting in favorable tax consequences as compared to amounts filed. The tax sharing agreement was further amended in July 2002 by the Tax Cooperation Agreement, which provides that, upon emergence from chapter 11 proceedings, the Company has no responsibility for indemnification of TWC for pre-spinoff tax items.

LOSS PER SHARE

      The Company's basic loss per share is based on the sum of the average number of common shares outstanding and deferred shares, if any. Diluted loss per share includes any dilutive effect of stock options and convertible preferred stock. For WCG, diluted loss per common share is the same as the basic calculation as the inclusion of any stock options and convertible preferred stock would be antidilutive. Stock options and convertible preferred stock of
7.6 million shares, 10.6 million shares and 4.6 million shares for the ten months ended October 31, 2002 and for the years ended December 31, 2001 and 2000, respectively, have been excluded from the computation of diluted loss per common share. For WilTel, the basic and diluted loss per share is the same as it does not have any dilutive securities outstanding.

STOCK OPTIONS

      Prior to emergence from bankruptcy, the Company's employee stock-based awards were accounted for under the provisions of APB Opinion No. 25 and related interpretations. The Company's fixed plan common stock options generally did not result in compensation expense because the exercise price of the stock options equaled the market price of the underlying stock on the date of grant. Upon emergence and as of December 31, 2002, WilTel did not have any stock-based awards outstanding.

FOREIGN CURRENCY TRANSLATION

      The functional currency of the Company is the U.S. dollar. Generally, the functional currency of the Company's foreign operations is the applicable local currency for each foreign subsidiary and equity method

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

investee. Assets and liabilities of foreign subsidiaries and equity investees are translated at the spot rate in effect at the applicable reporting date, and the combined statements of operations and the Company's share of the results of operations of its equity affiliates are translated at the average exchange rates in effect during the applicable period. The resulting cumulative translation adjustment is recorded as a separate component of other comprehensive income.

      Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in the statement of operations.

RECENT ACCOUNTING STANDARDS

      Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, adoption of SFAS No. 142 is required in fiscal years beginning after December 15, 2001. As of December 31, 2001, the Company fully impaired its goodwill and other intangible assets. As a result, there was no impact from adopting this statement on WCG's results of operations and financial position.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires companies to record the fair value of a liability for asset retirement obligations in the period in which the legal or contractual removal obligation is incurred. The Company adopted this statement as of October 31, 2002 as part of implementing fresh start accounting as required by SOP 90-7 (see Note 14).

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, effective for fiscal years beginning after December 15, 2001, provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company's approach for impairment under SFAS No. 121 is consistent with the provisions under SFAS No.
144. Accordingly, there was no impact of adopting this statement on the Company's results of operations and financial position.

      In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, any gains and losses from the extinguishment of debt will now be classified as extraordinary only if they meet the criteria in APB Opinion No. 30. In addition, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for a classification as an extraordinary item shall be reclassified. The Company early adopted this statement in April 2002 and reported the gain relating to the forgiveness of interest on its Trust Notes as continuing operations versus extraordinary gain (see Note 4). In addition, the Company reclassified the extraordinary gain reported in 2001 of $296.9 million (or $0.61 per share) resulting from the purchase of its senior redeemable notes (see Note 15) to continuing operations.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. There was no impact on the Company's results of operations and financial position upon adopting this statement effective October 31, 2002 as required by SOP 90-7.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. There was no impact on the Company's results of operations, financial position and disclosures required upon adopting this statement effective October 31, 2002 as required by SOP 90-7 since WilTel did not have any stock-based compensation outstanding.

RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the current period presentation.

2. BANKRUPTCY PROCEEDINGS

OVERVIEW OF THE CHAPTER 11 Proceedings

      On April 22, 2002, the Debtors filed petitions for relief under the Bankruptcy Code in the Bankruptcy Court. On September 30, 2002, the Bankruptcy Court entered an order confirming the Second Amended Joint Chapter 11 Plan of Reorganization of the Debtors (the "Plan"), effective on October 15, 2002 (the "Effective Date"). The confirmation order was subject to certain conditions including gaining necessary FCC regulatory approvals to transfer control of licenses from WCG to the Company. Prior to the Effective Date, WCG, WCL, and the Company applied to and received from the FCC special temporary authority to transfer control of all licenses to the Company. The granting of the special temporary authority from the FCC allowed the Company to emerge from the chapter 11 proceedings on the Effective Date subject to an escrow agreement discussed below.

      A copy of the Plan was filed as Exhibit A to Exhibit 99.2 to WCG's Current Report on Form 8-K, dated August 13, 2002. Modifications to the Plan were filed as Exhibit 99.3 to WCG's Current Report on Form 8-K, dated September 30, 2002 (the "Confirmation Date 8-K"). A copy of the Confirmation Order was filed as
Exhibit 99.1 to the Confirmation Date 8-K.

      Described below is a summary of certain significant agreements and important events that have occurred in and following the bankruptcy reorganization. The summary should be read in conjunction with and is qualified in its entirety by reference to the Plan and the material transaction documents discussed herein and made available as exhibits to WCG's and WilTel's public filings, including those filed with the SEC.

      Plan of Reorganization

      On September 30, 2002, the Bankruptcy Court approved and entered an order confirming the Plan, which had been proposed by the Debtors, the official committee of unsecured creditors (the "Committee") and Leucadia National Corporation ("Leucadia"). The Plan was designed to meet the requirements of the Settlement Agreement (described in greater detail below) and the pre-petition Restructuring Agreement. By implementing both the Settlement Agreement and the Restructuring Agreement, the Plan allowed WCG to raise the $150 million new investment from Leucadia. That additional investment allowed WCG to further reduce its secured debt without

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      sacrificing working capital (see below for a discussion of the Escrow Agreement and the ultimate release from escrow of the $150 million investment).

      Settlement Agreement

      On July 26, 2002, TWC, the Committee, and Leucadia entered into a settlement agreement (the "Settlement Agreement") that provided for, among other things, (a) the mutual release of each of the parties, (b) the purchase by Leucadia of TWC's unsecured claims against WCG (approximately $2.35 billion face amount) for $180 million, (c) the satisfaction of such TWC claims and a $150 million investment in the Company by Leucadia in exchange for 44% of the outstanding WilTel common stock, and (d) modification of WCG's sale and subsequent leaseback transaction covering the WCG headquarters building and modification of the TWC Continuing Contracts (as defined in the Settlement Agreement). An order approving the Settlement Agreement was issued on August 23, 2002.

      TWC's unsecured claims of $2.35 billion related to arrangements between WCG and TWC and primarily consisted of the following:

      Senior Reset Note Claim: Approximately $1.4 billion of those claims related to the Trust Notes, which were senior secured notes issued by a WCG subsidiary in March 2001. The proceeds from the sale of the Trust Notes were (i) transferred to WCG in exchange for WCG's $1.5 billion 8.25% senior reset note due 2008 (the "Senior Reset Note") and (ii) contributed by WCG as capital to WCL to provide liquidity following the tax-free spin-off from TWC. Obligations of WCG and its affiliates under the Trust Notes were secured by the Senior Reset Note and were effectively guaranteed by TWC. In July 2002, TWC exchanged $1.4 billion of new senior unsecured notes of TWC (the "New TWC Notes") for all of the outstanding Trust Notes. TWC, as agent under the Trust Notes indenture, had the right to sell the Senior Reset Note to achieve the highest reasonably available market price and the Bankruptcy Court found that the TWC sale of the TWC Assigned Claims to Leucadia met this requirement.

      ADP Claims: In 1998, WCG entered into an operating lease agreement covering a portion of its fiber-optic network referred to as an asset defeasance program ("ADP"). The total cost of the network assets covered by the lease agreement was $750 million. Pursuant to the ADP, WCG had the option to purchase title to those network assets at any time for an amount roughly equal to the original purchase price, and TWC was expressly obligated to pay the purchase price under an intercreditor agreement entered into by TWC in connection with the then-existing WCL credit facility. In March 2002, WCG exercised its purchase option, and TWC funded the purchase price of approximately $754 million. In exchange for this payment from TWC, the intercreditor agreement provided that TWC was entitled to either the issuance of WCG equity or WCG unsecured subordinated debt (meaning debt that was subordinate in priority to WCL's pre-petition credit facility), each on terms reasonably acceptable to the lenders under WCL's pre-petition credit facility. On March 29, 2002, WCG tendered an unsecured note to TWC for approximately $754 million that was not accepted by TWC. Any and all causes of action of TWC or any of its direct or indirect subsidiaries against a Debtor relating to the ADP were resolved pursuant to the terms of the Settlement Agreement.

      Pre-Spin Services Claims: The terms of the Settlement Agreement also resolved "Pre-Spin Services Claims" of TWC arising from a Services Agreement entered into between WCG and TWC when WCG was a wholly-owned subsidiary of TWC. Pursuant to this agreement, TWC and certain of its affiliates performed payroll, administrative, and related services for WCG and its affiliates. Pre-Spin Services Claims were also resolved pursuant to the Settlement Agreement.

      The Settlement Agreement also resolved WCG's defaults under the sale and subsequent leaseback transaction (discussed below) as a result of WCG's bankruptcy filing, thus negating any threat or risk that the Company would be evicted or otherwise lose possession of its headquarters due to the bankruptcy.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      SBC Stipulation

      On September 25, 2002, the Bankruptcy Court approved a stipulation agreement (the "Stipulation Agreement") between the Company and SBC conditioned upon the consummation of the Plan. The Stipulation Agreement provided for the necessary SBC approval of the Plan and resolved change-of-control issues that SBC had raised regarding WCG's spin-off from TWC. At the same time, SBC and WCL executed amendments to their alliance agreements.

      Purchase of Headquarters Building

      In connection with the spin-off of WCG by TWC in 2001, TWC and WCG entered into a sale and leaseback transaction for WCG's headquarters building and certain real and personal property, including two corporate aircraft (the "Building Purchase Assets"), as a result of which TWC purchased the Building Purchase Assets and leased them back to WCG. Pursuant to an agreement between WCG and TWC, among others, dated July 26, 2002, (as amended, the "Real Property Purchase and Sale Agreement"), WCG repurchased the Building Purchase Assets from TWC for an aggregate purchase price of approximately $145 million (the "Purchase Price").

      The Purchase Price consisted of promissory notes issued by Williams Technology Center, LLC ("WTC"), the Company, and WCL to TWC (the "OTC Notes"). One note for $100 million is due April 1, 2010; the other note for $44.8 million is due December 29, 2006. The obligations of WTC, WilTel, and WCL under the OTC Notes may be subject to reduction, depending on the disposition of certain aircraft leases described in greater detail in the Real Property Purchase and Sale Agreement. Obligations of WTC, WilTel, and WCL under the OTC Notes were secured by, and made pursuant to, a mortgage agreement (the "OTC Mortgage"), under which WTC granted a first priority mortgage lien and security interest to TWC in all of its right, title and interest in, to and under the headquarters building and related real and personal property.

      The Settlement Agreement also contemplated that the Lenders would receive a second priority mortgage lien and security interest in those same assets. The Real Property Purchase and Sale Agreement also provided that the OTC Notes are secured in part by a second lien and security interest in the Company's interests in PowerTel. See Note 15 for a further discussion of the terms of the OTC Notes.

      The Real Property Purchase and Sale Agreement further provides that if, within one year after the date of the Settlement Agreement, WTC exchanges or disposes of or enters into an agreement to exchange or dispose of any or all of the headquarters building or the related real or personal property for an aggregate sales price in an amount greater than $150 million, WTC shall be required to prepay the OTC Notes in full and pay to TWC an amount equal to the product of (i) 50% multiplied by (ii) the excess of the aggregate sales price over (A) $150 million less (B) the amount equal to (x) the aggregate consideration received by TWC in connection with the disposition of certain aircraft dry leases referred to in the Real Property Purchase and Sale Agreement or (y) the amount of proceeds received by WCG in connection with the refinancing of the aircraft currently subject to such aircraft dry leases.

      As described below, consummation of the transactions contemplated by the Real Property Purchase and Sale Agreement were conditioned upon satisfaction of the terms of the Escrow Agreement (as defined below).

      Transactions on the Effective Date

      On the Effective Date, pursuant to the Plan and the confirmation order, WilTel emerged as the successor to WCG and issued an aggregate of 22,000,000 shares of WilTel common stock to Leucadia and an aggregate of 27,000,000 shares of WilTel common stock to a grantor trust (the "Residual Trust") among WCG, WilTel, and Wilmington Trust Corporation, as trustee (the "Residual Trustee") on behalf of certain creditors of WCG. An additional 1,000,000 shares of WilTel common stock were issued to WCG in connection with a "channeling injunction" that could potentially benefit securities holders involved in a class action proceeding against WCG.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      WilTel issued shares of its common stock to Leucadia under the Plan in two distributions. First, pursuant to a Purchase and Sale Agreement, dated as of July 26, 2002, between Leucadia and TWC (amended on October 15, 2002), Leucadia acquired from TWC certain claims that TWC had against WCG (the "TWC Assigned Claims") for a purchase price of $180 million paid in the form of a letter of credit issued by Fleet Bank (the "TWC Letter of Credit") and WilTel issued 11,775,000 shares of its common stock to Leucadia in satisfaction of such claims in accordance with the Plan.

      Second, pursuant to an Investment Agreement by and among Leucadia, WCG, and WCL, dated as of July 26, 2002 (amended on October 15, 2002), on the Effective Date Leucadia invested $150 million in the Company in exchange for 10,225,000 shares of WilTel common stock (the "New Investment"). Leucadia paid $1,000 of the purchase price in cash to WilTel and delivered the remainder, in the form of a letter of credit issued by JP Morgan Chase Bank (the "Company Letter of Credit").

      Leucadia delivered the TWC Letter of Credit and the Company Letter of Credit into an escrow account established pursuant to an Escrow Agreement (the "Escrow Agreement") dated as of October 15, 2002, among the Company, Leucadia, TWC, and The Bank of New York as Escrow Agent. The Escrow Agreement provided for the release of the Letters of Credit (and documents related to the Real Property Purchase and Sale Agreement) upon receipt, prior to February 28, 2003, of approval from the FCC for the transfer of control to the Company of the licenses that had been temporarily issued to WCL prior to the Effective Date. Failure to obtain FCC approval by February 28, 2003, in accordance with the terms of the Escrow Agreement would have resulted in an "unwind" of the New Investment and the purchase of the TWC Assigned Claims. However, following receipt of the FCC approval on November 25, 2002, the proceeds of the Company Letter of Credit were paid to the Escrow Agent for disbursement to the Company in accordance with the terms of the Escrow Agreement, and the proceeds of the TWC Letter of Credit were paid to the Escrow Agent for disbursement to TWC.

      WCG continues to exist as a separate corporate entity, formed in the State of Delaware, in order to liquidate any residual assets and wind up its affairs. On the Effective Date, WCG transferred substantially all of its assets to WilTel. The other Debtor, CG Austria, continues to exist as a separate corporate entity, incorporated in the State of Delaware, and owned solely by WCL.

      The Exit Credit Agreement

      On the Effective Date, WCL and the lenders under its credit facility (the "Lenders") entered into a credit agreement (the "Exit Credit Agreement") that combined the term loans under the previous credit facility into one loan for $375 million (paid down throughout the bankruptcy from a pre-petition balance of $975 million). See Note 15 for a further discussion of the terms of the Exit Credit Agreement.

      Capitalization, Corporate Governance, and Leucadia Agreements

      Pursuant to the Plan and a Stockholders Agreement, dated October 15, 2002, between Leucadia and the Company (the "Stockholders Agreement"), the Company's Board of Directors is comprised of four members designated by Leucadia, four members designated by the Official Committee of Unsecured Creditors of WCG, and the Chief Executive Officer of the Company, Jeff K. Storey, who was elected as Chief Executive Officer of the Company and became a member of the Board of Directors on October 31, 2002. Pursuant to the Stockholders Agreement, so long as Leucadia beneficially owns at least 20% of the outstanding common stock of WilTel, it will be entitled to nominate four members of the Board of Directors. If Leucadia beneficially owns less than 20% but more than 10% of the outstanding common stock of WilTel, it will be entitled to nominate one member to the Board of Directors. In addition, the Stockholders Agreement provides that, until October 15, 2004, Leucadia will vote all of its shares of WilTel common stock in favor of Committee designees to the Board. Until October 15, 2004, any replacement of a Committee designee will occur through a nominating process detailed at Section 3.4 of the Stockholders Agreement.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Pursuant to the Stockholders Agreement, for a period of five years from the Effective Date of the Plan, Leucadia may not acquire or agree to acquire any of the Company's securities except (a) with prior approval by a majority of the members of the Board of Directors that are independent or by holders of a majority of the Company voting securities that are not owned by Leucadia voting together as a single class, (b) in connection with certain other acquisitions, so long as Leucadia would not hold in excess of 49% of the Company's voting securities following such acquisition or (c) a Permitted Investor Tender Offer (as defined in the Stockholders Agreement).

      The WilTel articles of incorporation (the "Charter") provide that 200 million shares of common stock are authorized for issuance (of which 50 million shares were issued under the Plan and are outstanding), and 100 million shares of preferred stock are authorized for issuance (of which no shares are issued and outstanding).

      Leucadia has entered into a Registration Rights Agreement with the Company by which the Company has granted Leucadia certain rights to obligate the Company to register for sale under the Securities Act of 1933, the shares owned by Leucadia or its affiliates, including the shares issued pursuant to the Plan.

      Leucadia and the Company have entered into a Stockholder Rights and Co-Sale Agreement (the "Co-Sale Agreement") by which, among other things, certain WilTel holders (any of the approximately 2,500 holders who submitted an affidavit within 90 days after the Effective Date, or their Permitted Transferee under the Co-Sale Agreement, who maintain beneficial ownership of at least 100 shares of common stock received pursuant to the Plan) will be eligible to participate in (i) issuances of Securities (as defined in the Co-Sale Agreement) to Leucadia until the fifth anniversary of the Effective Date and (ii) any transfer (other than transfers to affiliates of Leucadia and Exempt Transactions (as defined in the Co-Sale Agreement)) by Leucadia of shares of WilTel common stock representing 33% or more of the WilTel common stock outstanding. In addition, two such holders each paid $25,000 to the Company (with the submission of the affidavit referred to above) to be eligible to participate in proposed issuances or actual issuances of Other Securities (as defined in the Co-Sale Agreement) to Leucadia until the fifth anniversary of the Effective Date.

      On October 28, 2002, Leucadia purchased in a private transaction 1.7 million shares of WilTel's common stock as reported on Schedule 13-D filed on October 30, 2002, which brings Leucadia's ownership interest in WilTel to 47.4%.

      The "Five-Percent Limitation" on Stock Ownership

      As required by the Plan, the Charter imposes certain restrictions on the transfer of "Corporation Securities" (as defined in the Charter, including common stock, preferred stock, and certain other interests) with respect to persons who are, or become, five-percent shareholders of the Company, as determined in accordance with applicable tax laws and regulations (the "Five-percent Ownership Limitation"). The Five-percent Ownership Limitation provides that any transfer of, or agreement to transfer, Corporation Securities prior to the end of the effectiveness of the restriction (as described below) shall be prohibited if either (y) the transferor holds five percent or more of the total fair market value of the Corporation Securities (a "Five-percent Shareholder") or (z) to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (1) any person or group of persons shall become a Five-percent Shareholder, or (2) the holdings of any Five-percent Shareholder shall be increased, excluding issuances of WilTel common stock under the Plan and certain other enumerated exceptions. Each certificate representing shares of WilTel common stock bears a legend that re-states the applicable provisions of the Charter.

      The Five-percent Ownership Limitation will not apply to: (i) certain transactions approved by the WilTel Board, (ii) an acquisition by Leucadia of shares of the Corporation Securities that, as a percentage of the total shares outstanding, is not greater than the difference between 49% and the percentage of the total shares outstanding acquired by Leucadia or any of its subsidiaries in the Plan, plus any additional Corporation Securities

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

acquired by Leucadia and its subsidiaries, and (iii) certain other transactions specified in the Charter if, prior to the transaction, the WilTel Board or a duly authorized committee thereof determines in good faith upon request of the transferor or transferee that the transaction meets certain specified criteria.

      The Charter also prohibits the issuance of non-voting equity securities.

      Additional Effective Date Transactions

      In addition, the following transactions, among others, occurred on the Effective Date pursuant to the Plan (capitalized terms used but not defined herein have the meaning ascribed to them in the Plan):

      - All of the Restated Credit Documents were executed and delivered and became effective, and $350 million was paid to the Lenders thereunder.

      - Each of the transactions that comprise the TWC Settlement occurred or were implemented and became binding and effective in all respects (subject to the Escrow Agreement), including:

            - documents to effect the sale by Williams Headquarters Building Company of the Building Purchase Assets to WTC pursuant to the Real Property Purchase and Sale Agreement were deposited into escrow with The Bank of New York, as Escrow Agent, and subsequently delivered when the $330 million proceeds of the Leucadia New Investment and purchase of TWC Assigned Claims were released to the Company and TWC, respectively, pursuant to the terms of the Escrow Agreement;

            - all of the releases contemplated by the TWC Settlement became binding and effective, including releases whereby WCG, WCG's current and former directors and officers, and the Committee released TWC and its current and former directors, officers, and agents; in addition, TWC released WCG and WCG's current and former directors and officers, including the claims that TWC alleged it had against WCG's non-debtor subsidiaries; and

            - all other transactions contemplated under the TWC Settlement were consummated.

      - As contemplated by the Settlement Agreement, the confirmation order provided an injunction with respect to (a) channeling all personal claims of WCG's unsecured creditors against TWC and deeming them satisfied from the consideration provided by TWC under the Settlement Agreement; and (b) channeling all remaining securities actions against WCG's officers and directors to a "fund" consisting of up to 2% of WilTel's common stock and the right to collect under WCG's director and officer liability insurance policies.

      - Pursuant to the Settlement Agreement, TWC transferred to WCG all of its rights in the "WilTel" and "WilTel Turns Up Worldwide" marks, and in exchange WCG agreed to amend the term of the Trademark License Agreement, dated April 23, 2001, between TWC and WCG, to two years following the Effective Date, at which time the Company would no longer have the right to use the "Williams" mark, the "Williams Communications" mark, and certain other "Williams" related marks. The transfer of these rights was effectuated through an Assignment of Rights Agreement between Williams Information Services Corporation ("WISC") and WCL pursuant to which WISC agreed to grant, sell, and convey to WCL all of its right, title, and interest in the United States and Canada to the trademarks "WilTel" and "WilTel Turns Up Worldwide."

      - WCG has various administrative service and support contracts with TWC. The Settlement Agreement provides for the continuation of only those contracts between WCG and the TWC entities that WCG views as favorable (the "TWC Continuing Contracts"), as well as modification to certain of those TWC

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

            Continuing Contracts to waive any rights to an unfavorable alteration of contract terms due to the New Investment or the transactions contemplated by the Plan.

      - All other payments, deliveries and other distributions to be made pursuant to the Plan or the Restated Credit Documents on or as soon as practicable after the Effective Date were made or duly provided for.

3. ADOPTION OF FRESH START ACCOUNTING

      As discussed in Note 2, the Company emerged from bankruptcy on October 15, 2002. Pursuant to the provisions of SOP 90-7, the Company adopted the provisions of fresh start accounting on October 31, 2002 to coincide with its normal monthly financial closing cycle. Under fresh start accounting, the net reorganization value of the Company is allocated among the Company's individual assets and liabilities based upon their relative fair values, which were primarily based upon independent appraisals. The Company engaged financial advisors to assist in the determination of the reorganization value, which was determined to be approximately $1.3 billion. The reorganization value was allocated to the Company's net assets in relation to their fair values similar to the procedures specified in SFAS 141, "Business Combinations." The Company recorded $2.2 billion in reorganization items to record its net assets to fair value primarily consisting of the following:

      - an adjustment to property, plant and equipment of approximately $2.4 billion to reflect fair value as determined by an independent appraiser; the appraiser also determined the allocation of the fair value to the Company's various asset classes;

      - an adjustment to deferred revenue of approximately $210 million to reflect the estimated value of such contracts as if they were entered into on the Effective Date;

      - a liability for long-term commitments not representative of current market conditions of approximately $84 million for commitments that were either above current market rates or for capacity not required based on the Company's business plans primarily related to real estate leases and domestic and international capacity contracts; and

      - an adjustment in the benefit obligation of approximately $40 million to record unrecognized prior service costs and actuarial gains (losses) through October 31, 2002.

      The net reorganization value and the related allocation to the estimated fair value of the net assets of WilTel are based upon a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant uncertainties.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    The impact of the Plan and fresh start accounting on the Predecessor's consolidated balance sheet as of October 31, 2002 is as follows:

                                                                                                                         SUCCESSOR
                                                                                                                          COMPANY
                                                                  (a)          (b)        FRESH START          (e)         AFTER
                                                 PREDECESSOR      NEW          DEBT        ACCOUNTING         ESCROW      ESCROW
                                                   COMPANY     INVESTMENT  RESTRUCTURING   ADJUSTMENTS       RELEASE      RELEASE
                                                 -----------   ----------  -------------   -----------      ----------   ----------
                                                                                   (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents                      $    517.6    $       --    $   (350.0)   $       --       $    150.0   $    317.6
  Receivables                                         171.8            --          (1.8)         11.1(c)            --        181.1
  Notes receivable                                     55.0            --            --            --               --         55.0
  Other                                                69.0            --          (0.9)        (13.8)(c)           --         54.3
                                                 ----------    ----------    ----------    ----------       ----------   ----------
Total current assets                                  813.4            --        (352.7)         (2.7)           150.0        608.0
Property, plant and equipment, net                  3,910.1            --            --      (2,408.0)(c)           --      1,502.1
Other assets and deferred charges, net                 73.6            --          (3.3)        (20.3)(c)           --         50.0
                                                 ----------    ----------    ----------    ----------       ----------   ----------
Total assets                                     $  4,797.1    $       --    $   (356.0)   $ (2,431.0)      $    150.0   $  2,160.1
                                                 ==========    ==========    ==========    ==========       ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current liabilities not subject to
    compromise:
    Accounts payable                             $    168.2    $       --    $     (0.5)   $     (0.1)(c)           --   $    167.6
    Deferred income                                   100.6            --            --         (25.4)(c)           --         75.2
    Accrued liabilities                               228.8            --          (0.2)         43.2(c)            --        271.8
    Long-term debt due within one year                380.1            --        (373.1)           --               --          7.0
                                                 ----------    ----------    ----------    ----------       ----------   ----------
  Total current liabilities not subject to
    compromise                                        877.7            --        (373.8)         17.7               --        521.6
  Current liabilities subject to
    compromise                                        243.0            --        (243.0)           --               --           --
                                                 ----------    ----------    ----------    ----------       ----------   ----------
Total current liabilities                           1,120.7            --        (616.8)         17.7               --        521.6
Long-term debt                                        640.8            --         (74.6)           --               --        566.2
Long-term deferred income                             362.1            --            --        (184.4)(c)           --        177.7
Other liabilities                                      51.9            --            --          87.7(c)            --        139.6
Long-term liabilities subject to
  compromise                                        4,603.9            --      (4,603.9)           --               --           --
Minority interest in consolidated
  Subsidiary                                           36.5            --            --         (31.5)(c)           --          5.0
6.75% redeemable cumulative convertible
  preferred stock                                     166.1            --            --        (166.1)(d)           --           --

Stockholders' equity (deficit):
  Common stock                                          5.0           0.1           0.4          (5.0)(d)           --          0.5
  Capital in excess of par value                    3,993.9         149.9         599.6      (3,993.9)(d)           --        749.5
  Subscriptions receivable                               --        (150.0)           --            --            150.0           --
  Accumulated deficit                              (6,167.3)           --       4,339.3       1,828.0(d)            --           --
  Other comprehensive loss                            (16.5)           --            --          16.5(d)            --           --
                                                 ----------    ----------    ----------    ----------       ----------   ----------
Total stockholders' equity (deficit)               (2,184.9)           --       4,939.3      (2,154.4)           150.0        750.0
                                                 ----------    ----------    ----------    ----------       ----------   ----------
Total liabilities and stockholders' equity
  (deficit)                                      $  4,797.1    $       --    $   (356.0)   $ (2,431.0)      $    150.0   $  2,160.1
                                                 ==========    ==========    ==========    ==========       ==========   ==========

Explanations of the adjustment columns in the consolidated balance sheet are as follows:

(a) To record the $150 million investment by Leucadia as a subscription receivable until the proceeds placed in escrow were released.

(b) To reflect the $350 million prepayment on the credit facility, the discharge of liabilities subject to compromise, the replacement of the sale and subsequent leaseback debt with the OTC Notes and issuance of WilTel common stock upon consummation of the Plan resulting in a gain on the reorganization of $4.3 billion.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(c)   To reflect the fair value of net assets as of October 31, 2002.

(d) To reflect the cancellation of WCG's Class A common stock and the 6.75% redeemable cumulative convertible preferred stock and the elimination of accumulated deficit and other comprehensive loss.

(e) To reflect the release of the $150 million Leucadia investment from escrow in December 2002.

4. REORGANIZATION ITEMS, NET

      Reorganization items, which consist of items incurred by WCG as a result of reorganization under the Bankruptcy Code, are as follows for the ten months ended October 31, 2002:

                                                           PREDECESSOR
                                                          (IN THOUSANDS)
                                                          --------------
Reorganization items, net:
  Gain on the discharge of liabilities (a)                  $4,339,342
  Fresh start adjustments to fair value (b)                 (2,154,464)
  Gain on forgiveness of interest (c)                           73,898
  Write-off of deferred financing costs (d)                    (92,391)
  Write-off of debt discounts (d)                              (10,055)
  Retention bonus agreements with former officers (e)          (12,926)
  Retention incentive expense (e)                              (12,108)
  Professional fees and other (f)                              (68,109)
  Interest income (g)                                            2,845
                                                            ----------
                                                            $2,066,032
                                                            ==========

Explanations of the reorganization items in the table above are as follows:

(a) The gain on the discharge of liabilities subject to compromise primarily included the Senior Redeemable Notes of approximately $2.4 billion, the Trust Notes of $1.4 billion, the ADP Claims of approximately $754 million, the Pre-Spin Services Claims of $100 million, the replacement of the sale and subsequent leaseback debt with the OTC Notes of approximately $97 million and accrued interest of approximately $137 million, partially offset by the issuance of $600 million of WilTel common stock.

(b) See Note 3 for a discussion of the adjustments to record net assets to fair value in fresh start accounting.

(c) As discussed in Note 2, in March 2002, certain provisions of the indenture related to the Trust Notes were amended. The amendment, among other things, provided that TWC would make the required March and September 2002 interest payments on behalf of WCG to WCG Note Trust, and WCG would not be required to reimburse TWC for these interest payments. Since the interest accrued on these notes through March 2002 was not a claim in the chapter 11 proceedings, WCG recognized a gain of $73.9 million ($0.15 per share) for the ten months ended October 31, 2002 in accordance with SOP 90-7.

(d) For the ten months ended October 31, 2002, the Company wrote off deferred financing costs and debt discounts associated with liabilities subject to compromise and a portion of the deferred financing costs associated with the Company's credit facility to reorganization items in accordance with SOP 90-7 since the deferred financing costs and debt discounts do not have a remaining useful life as a result of the chapter 11 proceedings.

(e) As discussed in Note 20, the Company has recorded $12.9 million in reorganization expense for the ten months ended October 31, 2002 primarily related to taxes on the retention bonus agreements with former

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      officers in place, inasmuch as the Company committed to pay pursuant to those agreements an aggregate of up to $20 million for taxes incurred by the beneficiaries of those agreements. In addition, the Company recorded $12.1 million for the ten months ended October 31, 2002 pursuant to an employee incentive program that was adopted to retain employees during the Company's restructuring process.

(f) Professional fees and other primarily consists of professional fees for legal and financial advisory services in connection with the reorganization.

(g) The Company recognized interest income of $2.8 million for the ten months ended October 31, 2002 on accumulated cash that the Company did not disburse as a result of the chapter 11 proceedings.

5. DISCONTINUED OPERATIONS

      On January 25, 2001, WCG's Board of Directors authorized a plan for its management to divest the Solutions segment. Accordingly, the financial statements for 2000 reflect the Solutions segment as discontinued operations. On January 29, 2001, WCG signed an agreement to sell the domestic, Mexican and Canadian professional services operations of the Solutions segment to Platinum Equity LLC ("Platinum Equity"). This sale closed on March 31, 2001 for approximately $100 million in cash and an interest-bearing $75 million promissory note receivable. In April 2002, Platinum Equity paid $30 million ($21 million in principal and $9 million in interest) on its $75 million promissory note. Platinum Equity has not paid the remaining $54 million in principal plus $3 million of accrued interest, which was due in September 2002. See Note 21 for further discussion of the Platinum Equity dispute.

      On March 27, 2001, WCG signed an agreement to sell its remaining Canadian operations of the Solutions segment to Telus Corporation. The sale closed in second quarter 2001 for approximately $38 million in cash.

6. SEGMENT DISCLOSURES

      The Company's reportable segments are Network and Vyvx, previously called Emerging Markets. Network primarily includes the nationwide inter-city fiber-optic network, extended locally and globally. Network provides Internet, data, voice and video services to companies that use high capacity communications as an integral part of their service offerings. Network also offers rights of use in dark fiber, which is fiber that it installs but for which it does not provide communications transmission services. Network has built networks and entered into strategic relationships to provide services in the United States and connectivity to Asia, Australia, New Zealand, Canada, Mexico and Europe. Vyvx provides network-based solutions for aggregating, managing and distributing mission-critical content for content owners and rights holders. In addition, Vyvx also offers a fully integrated hybrid satellite/terrestrial service to support dedicated and occasional requirements for the distribution of live content. Other includes certain corporate assets not attributable to a specific segment such as cash and cash equivalents and various equity and/or cost-based investments.

      The Company evaluates performance based upon segment profit (loss) from operations, which represents earnings before interest, income taxes, depreciation and amortization and other unusual, non-recurring or non-cash items, such as asset impairments and restructuring charges, equity earnings or losses and minority interest. Segment loss from operations for 2001 and 2000 also excludes lease costs attributable to WCG's ADP lease covering a portion of the Company's fiber-optic network ("operating lease costs"). A reconciliation of segment loss from operations to loss from operations is provided below. Intercompany sales are generally accounted for as if the sales were to unaffiliated third parties. The following tables present certain financial information concerning the Company's reportable segments.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   SUCCESSOR COMPANY:

                                         NETWORK         VYVX           OTHER      ELIMINATIONS     TOTAL
                                       -----------    -----------    -----------   -----------   -----------
                                                                     (IN THOUSANDS)
TWO MONTHS ENDED DECEMBER 31, 2002
Revenues:
  Capacity and other ...............   $   168,615    $    23,041    $        --   $        --    $   191,656
  Intercompany .....................         5,052             20             --        (5,072)            --
                                       -----------    -----------    -----------   -----------    -----------
Total segment revenues .............   $   173,667    $    23,061    $        --   $    (5,072)   $   191,656
                                       ===========    ===========    ===========   ===========    ===========

Costs of sales:
  Capacity and other ...............   $   159,705    $    11,900    $        --   $        --    $   171,605
  Intercompany .....................            20          5,052             --        (5,072)            --
                                       -----------    -----------    -----------   -----------    -----------
Total cost of sales ................   $   159,725    $    16,952    $        --   $    (5,072)   $   171,605
                                       ===========    ===========    ===========   ===========    ===========

Segment profit (loss):
  Loss from operations .............   $   (50,718)   $    (4,354)   $        --   $        --    $   (55,072)
  Adjustments to reconcile loss
     from operations to segment
     profit (loss):
     Depreciation and amortization .        41,589          2,705             --            --         44,294
     Other:
       Asset impairments and
         restructuring charges .....         6,423          2,149             --            --          8,572
                                       -----------    -----------    -----------   -----------    -----------
Segment profit (loss) ..............   $    (2,706)   $       500    $        --   $        --    $    (2,206)
                                       ===========    ===========    ===========   ===========    ===========
Additions to long-lived assets .....   $     6,256    $       178    $        --   $        --    $     6,434
                                       ===========    ===========    ===========   ===========    ===========

PREDECESSOR COMPANY:

                                                 NETWORK         VYVX           OTHER       ELIMINATIONS      TOTAL
                                               -----------    -----------    -----------    ------------   -----------
                                                                            (IN THOUSANDS)
TEN MONTHS ENDED OCTOBER 31, 2002
Revenues:
  Capacity and other .......................   $   879,011    $   120,996    $        --    $        --    $ 1,000,007
  Intercompany .............................        32,588            149             --        (32,737)            --
                                               -----------    -----------    -----------    -----------    -----------
Total segment revenues .....................   $   911,599    $   121,145    $        --    $   (32,737)   $ 1,000,007
                                               ===========    ===========    ===========    ===========    ===========

Costs of sales:
  Capacity and other .......................   $   783,418    $    78,987    $        --    $        --    $   862,405
  Intercompany .............................           149         32,588             --        (32,737)            --
                                               -----------    -----------    -----------    -----------    -----------
Total cost of sales ........................   $   783,567    $   111,575    $        --    $   (32,737)   $   862,405
                                               ===========    ===========    ===========    ===========    ===========

Segment loss:
  Loss from operations .....................   $  (477,190)   $   (82,892)   $   (10,409)   $        --    $  (570,491)
  Adjustments to reconcile loss from
     operations to segment loss:
     Depreciation and amortization .........       415,422         45,567             --             --        460,989
     Other:
       Asset impairments and
         restructuring charges .............        19,689          8,363            431             --         28,483
       Contingent liabilities ..............        40,800             --         13,500             --         54,300
       Settlement gains ....................       (11,202)            --             --             --        (11,202)
       Exit cost reserves no longer required            --             --         (3,573)            --         (3,573)
       Other ...............................        (1,532)            --             --             --         (1,532)
                                               -----------    -----------    -----------    -----------    -----------
Segment loss ...............................   $   (14,013)   $   (28,962)   $       (51)   $        --    $   (43,026)
                                               ===========    ===========    ===========    ===========    ===========
Additions to long-lived assets .............   $    73,743    $     3,160    $        --    $        --    $    76,903


                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                              NETWORK         VYVX           OTHER       ELIMINATIONS      TOTAL
                                            -----------    -----------    -----------    ------------   -----------
                                                                         (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
Revenues:
  External customers:
    Dark fiber ..........................   $     9,101    $        --    $        --    $        --    $     9,101
    Capacity and other ..................     1,012,098        164,322             --             --      1,176,420
                                            -----------    -----------    -----------    -----------    -----------
  Total external customers ..............     1,021,199        164,322             --             --      1,185,521
    Intercompany ........................        56,641            380             --        (57,021)            --
                                            -----------    -----------    -----------    -----------    -----------
Total segment revenues ..................   $ 1,077,840    $   164,702    $        --    $   (57,021)   $ 1,185,521
                                            ===========    ===========    ===========    ===========    ===========
Costs of sales:
  Dark fiber ............................   $     3,177    $        --    $        --    $        --    $     3,177
  Capacity and other ....................       929,157         97,121             --             --      1,026,278
  Intercompany ..........................           380         56,641             --        (57,021)            --
                                            -----------    -----------    -----------    -----------    -----------
Total cost of sales .....................   $   932,714    $   153,762    $        --    $   (57,021)   $ 1,029,455
                                            ===========    ===========    ===========    ===========    ===========
Segment loss:
  Loss from operations ..................   $(3,425,095)   $  (116,931)   $    (2,340)   $        --    $(3,544,366)
  Adjustments to reconcile loss from
    operations to segment loss:
    Depreciation and amortization .......       433,032         33,607            479             --        467,118
    Operating lease costs ...............        35,214             --             --             --         35,214
    Other:
      Asset impairments and restructuring
        charges .........................     2,928,648         51,277             --             --      2,979,925
      Gain on sale of assets ............       (46,079)            --             --             --        (46,079)
      Other .............................            --             --         (1,500)            --         (1,500)
                                            -----------    -----------    -----------    -----------    -----------
Segment loss ............................   $   (74,280)   $   (32,047)   $    (3,361)   $        --    $  (109,688)
                                            ===========    ===========    ===========    ===========    ===========
Equity method investments ...............   $     4,843    $        --    $     3,587    $        --    $     8,430
Additions to long-lived assets ..........   $ 1,318,990    $    68,678    $     1,626    $        --    $ 1,389,294


                                              NETWORK         VYVX           OTHER       ELIMINATIONS      TOTAL
                                            -----------    -----------    -----------    ------------   -----------
                                                                        (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Revenues:
  External customers:
    Dark fiber ..........................   $    62,397    $        --    $        --    $        --    $    62,397
    Capacity and other ..................       608,348        168,332             --             --        776,680
                                            -----------    -----------    -----------    -----------    -----------
  Total external customers ..............       670,745        168,332             --             --        839,077
  Intercompany ..........................        34,275            429             --        (34,704)            --
                                            -----------    -----------    -----------    -----------    -----------
Total segment revenues ..................   $   705,020    $   168,761    $        --    $   (34,704)   $   839,077
                                            ===========    ===========    ===========    ===========    ===========
Costs of sales:
  Dark fiber ............................   $    42,207    $        --    $        --    $        --    $    42,207
  Capacity and other ....................       683,489         97,576             --             --        781,065
  Intercompany ..........................           429         34,275             --        (34,704)            --
                                            -----------    -----------    -----------    -----------    -----------
Total cost of sales .....................   $   726,125    $   131,851    $        --    $   (34,704)   $   823,272
                                            ===========    ===========    ===========    ===========    ===========
Segment loss:
  Loss from operations ..................   $  (404,900)   $   (36,551)   $    (7,220)   $        --    $  (448,671)
  Adjustments to reconcile loss from
    operations to segment loss:
    Depreciation and amortization .......       154,288         30,269            467             --        185,024
    Operating lease costs ...............        52,035             --             --             --         52,035
    Other ...............................          (686)            --             --             --           (686)
                                            -----------    -----------    -----------    -----------    -----------
Segment loss ............................   $  (199,263)   $    (6,282)   $    (6,753)   $        --    $  (212,298)
                                            ===========    ===========    ===========    ===========    ===========
Equity method investments ...............   $    15,335    $        --    $    77,454    $        --    $    92,789
Additions to long-lived assets ..........   $ 3,444,286    $    37,113    $     2,506    $        --    $ 3,483,905

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                          TOTAL ASSETS
                                                 -------------------------------
                                                 SUCCESSOR           PREDECESSOR
                                                  COMPANY               COMPANY
                                                 ----------           ----------
                                                        AS OF DECEMBER 31,
                                                    2002                 2001
                                                 ----------           ----------
                                                         (IN THOUSANDS)
Network ..............................           $1,577,372           $4,446,479
Vyvx .................................               82,819              230,155
Other ................................              402,082            1,315,392
                                                 ----------           ----------

  Total assets .......................           $2,062,273           $5,992,026
                                                 ==========           ==========

      The following geographic area data includes revenues from external customers based on origin of services rendered and long-lived assets based upon physical location for the following periods.

                                     SUCCESSOR
                                      COMPANY                     PREDECESSOR COMPANY
                                    ------------    ---------------------------------------------
                                    FOR THE TWO     FOR THE TEN
                                    MONTHS ENDED    MONTHS ENDED       YEAR ENDED DECEMBER 31,
                                    DECEMBER 31,    OCTOBER 31,     -----------------------------
                                        2002            2002           2001               2000
                                    ------------    -----------     -----------       -----------
                                                           (IN THOUSANDS)
Revenues from external customers:
  United States .................   $  179,328       $  943,451      $1,125,319       $  815,122
  Other .........................       12,328           56,556          60,202           23,955
                                    ----------       ----------      ----------       ----------
Total ...........................   $  191,656       $1,000,007      $1,185,521       $  839,077
                                    ==========       ==========      ==========       ==========

                                                 SUCCESSOR           PREDECESSOR
                                                  COMPANY               COMPANY
                                                 ----------           ----------
                                                        AS OF DECEMBER 31,
                                                    2002                 2001
                                                 ----------           ----------
                                                         (IN THOUSANDS)
Long-lived assets:
  United States ......................           $1,403,541           $4,215,867
  Other ..............................               56,469              137,346
                                                 ----------           ----------
Total ................................           $1,460,010           $4,353,213
                                                 ==========           ==========

      Long-lived assets are comprised of property, plant and equipment assets.

      In 2002, one of Network's customers exceeded 10% of the Company's revenues with sales of approximately $73 million and $442 million for the two months ended December 31, 2002 and for the ten months ended October 31, 2002, respectively. In 2001, two of Network's customers exceeded 10% of the Company's revenues with sales from each customer of approximately $402 million and $122 million, respectively. In 2000, three of Network's customers exceeded 10% of the Company's revenues with sales from each customer of approximately $169 million, $133 million and $101 million, respectively.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES

      2002

      Asset impairments and restructuring charges of $8.6 million for the two months ended December 31, 2002 included $8.4 million for severance related expenses. Asset impairments and restructuring charges of $28.5 million for the ten months ended October 31, 2002 included $21.6 million for severance related expenses and $4.0 million related to the early termination or settlement of lease agreements. The Company had workforce reductions of approximately 1,400 employees in 2002 and paid out approximately $26 million relating to severance in 2002.

      During the first three quarters of 2002, the Company compared estimated future net cash flows associated with its long-lived assets with the remaining basis of such long-lived assets on a going concern basis, and determined its remaining basis in its long-lived assets was recoverable through future cash flows. Estimates of future net cash flows used for potential impairment analysis were consistent with estimates used by the Company's financial advisors to arrive at the Company's reorganization value and included assumptions regarding decreased prices for the Company's products and services, significant increases in sales quantities in periods beyond 2002 and that the Company would continue to have adequate liquidity. It was determined that no impairment was necessary for the ten months ended October 31, 2002. The adoption of fresh start accounting resulted in a reduction in the Company's carrying value of long-lived assets by approximately $2.4 billion and is reported as a reorganization item. The reorganization value was based on a discounted cash flow methodology, as required, whereas the impairment tests utilized undiscounted cash flows, as required. This is the primary reason no impairment was necessary during the first three quarters of 2002, and a reduction in the carrying value of long-lived assets was necessary at the adoption of fresh start accounting.

      2001

      During and subsequent to fourth quarter 2001, several industry events occurred, including high profile bankruptcies of companies such as Global Crossing Ltd. and Enron Corp. and other actions by WCG's peer group, along with a continuing downward spiral of valuations associated with telecom companies. As a result of the combination of industry events, conditions specific to WCG and as part of its preparation of a comprehensive plan to restructure and de-leverage its balance sheet, management revised its plans and intentions with regard to the use of certain long-lived assets, and accordingly, revised its estimates of future cash flows associated with these long-lived assets. Certain assets were considered excess, and WCG measured future cash flows based on disposition. These assets were impaired as described below using the present value of future cash flows for fair value. Other long-lived assets were currently in use or projected to be in use and these assets were not impaired under SFAS 121 based on management's latest estimates of future cash flows. These estimates included assumptions regarding decreased prices for WCG's products and services, significant increases in sales quantities in periods beyond 2002 and that WCG had adequate liquidity.

      These events also resulted in abandoning or suspending projects because of a reduced workforce or uncertainties related to the availability of funding to complete the projects and limited growth profiles because of uncertainties that were inherent in WCG's business. This analysis resulted in impairments for the year ended December 31, 2001 as follows:

                                               (In millions)
Dark fiber and conduit (a)...................    $   1,876
Optronics equipment (b)......................          336
International assets and undersea cable (c)..          256
Wireless capacity, net (d)...................          215
Abandoned projects and other (e).............          211
Goodwill and other intangible assets (f).....           86
                                                 ---------
   Total impairment of long-lived assets.....    $   2,980
                                                 =========

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Explanations of the items in the table above are as follows:

(a) WCG assumed that on various routes it would keep 8 to 24 fibers for its internal use. Previous assumptions were that WCG would keep an average of 24 fibers for its own use. WCG's fourth quarter 2001 impairment charge of approximately $1.9 billion considered this change and revised estimates of future cash flows for all excess fiber and conduit.

(b) Because of increasingly lower prices for excess optronics, WCG recorded a fourth quarter 2001 impairment charge of approximately $186 million. WCG had previously recorded a third quarter 2001 impairment charge of approximately $150 million related to excess optronics.

(c) As of December 31, 2001, WCG had ownership interests in a number of international routes in process of completion for which the funding of that completion was in doubt. In addition, the completion or expected completion of several undersea cable systems had negatively impacted prices. Because of these conditions, WCG did not believe it would recover its investment in these international assets. As such, WCG recorded a fourth quarter 2001 impairment charge of approximately $256 million on international routes.

(d) WCG had previously entered into a strategic relationship with Winstar Communications, Inc. ("Winstar"). WCG planned to use wireless technology to provide high capacity local exchange and internet access services to companies located in buildings not served by fiber optic cable. However, in 2001 Winstar filed for bankruptcy protection and the assets were subsequently purchased by another company. Accordingly, WCG fully impaired its basis in the Winstar capacity that it had previously purchased by recording a net fourth quarter 2001 impairment charge of approximately $215 million.

(e) WCG recorded a fourth quarter 2001 impairment charge of approximately $181 million primarily representing the write-off of project costs that would not be completed because of funding constraints and/or personnel reductions. WCG had previously recorded a third quarter 2001 charge of approximately $30 million for similar items.

(f) WCG recorded a fourth quarter 2001 impairment charge of approximately $75 million representing the remaining balances of its goodwill and other intangibles. WCG had previously recorded a third quarter 2001 impairment charge of approximately $11 million related to goodwill associated with its satellite operations.

      The impairments discussed above related to the Network segment with the exception of goodwill and other intangibles of which $51.3 million related to the Vyvx segment.

8. OTHER OPERATING EXPENSE (INCOME), NET

      Transactions included in segment profit (loss)

      Other operating income of $6.2 million and $18.8 million for the two months ended December 31, 2002 and the ten months ended October 31, 2002, respectively, consisted primarily of cash settlement gains related to the termination of various agreements.

      In 2001, other operating income of $10.8 million primarily included cash settlement gains of $28.7 million related to the termination of various agreements, partially offset by expenses related to a loss provision on notes receivable of $12.0 million and severance charges of $4.7 million.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Transactions excluded from segment profit (loss)

      Other operating expense of $38.0 million for the ten months ended October 31, 2002 primarily included a $54.3 million accrual for contingent liabilities partially offset by non-cash settlement gains related to the termination of various agreements of $8.3 million, a $3.6 million credit from the determination that remaining liabilities accrued for exit costs established in previous years related to various business sales and abandonments were no longer required, and income of $2.9 million related to revisions of estimated costs associated with the sale of the single strand of lit fiber in fourth quarter 2001.

      WCG had other operating income of $47.6 million in 2001. In October 2001, WCG and WorldCom, Inc. ("WorldCom") reached an agreement in which WCG sold to WorldCom the single strand of lit fiber that WCG had retained when it sold the majority of its predecessor network to WorldCom in 1995. In exchange for granting title of the fiber to WorldCom, WCG received cash of $143.6 million from WorldCom resulting in a gain to WCG in fourth quarter 2001 of $46.1 million. WCG did not record any revenue from this sale. WCG purchased from WorldCom a 20-year IRU of capacity on WorldCom's network for $100 million. The agreement for the sale of the single strand of lit fiber and the purchase of the IRU settled ongoing disputes of operational matters dating back to 1995.

9. BENEFIT (PROVISION) FROM INCOME TAXES

      The benefit (provision) from income taxes includes:

                                                SUCCESSOR
                                                 COMPANY                    PREDECESSOR COMPANY
                                               ------------     ----------------------------------------------
                                               FOR THE TWO      FOR THE TEN
                                                 MONTHS           MONTHS
                                                  ENDED            ENDED                  YEAR ENDED
                                               DECEMBER 31,      OCTOBER 31,              DECEMBER 31,
                                               ------------     ------------     -----------------------------
                                                   2002             2002             2001             2000
                                               ------------     ------------     ------------     ------------
                                                                        (IN THOUSANDS)
 Current:
  Federal .................................    $         --     $         --     $         --     $     (1,849)
  State ...................................              (3)             (25)             (64)            (178)
  Foreign .................................              --               --               --               --
                                               ------------     ------------     ------------     ------------
                                                         (3)             (25)             (64)          (2,027)
 Deferred:
  Federal .................................              --             (850)         (41,916)          37,323
  State ...................................              --             (155)          (8,145)          10,909
  Foreign .................................              --               --                4          (12,098)
                                               ------------     ------------     ------------     ------------
                                                         --           (1,005)         (50,057)          36,134
                                               ------------     ------------     ------------     ------------
 Total benefit (provision) for income taxes    $         (3)    $     (1,030)    $    (50,121)    $     34,107
                                               ============     ============     ============     ============

      The U.S. and foreign components of income (loss) before income taxes are as follows:

                                            SUCCESSOR
                                             COMPANY                    PREDECESSOR COMPANY
                                           ------------     ----------------------------------------------
                                           FOR THE TWO      FOR THE TEN
                                             MONTHS           MONTHS
                                              ENDED            ENDED
                                           DECEMBER 31,      OCTOBER 31,       YEAR ENDED DECEMBER 31,
                                           ------------     ------------    -----------------------------
                                               2002             2002            2001             2000
                                           ------------     ------------    ------------     ------------
                                                                   (IN THOUSANDS)
United States .........................    $    (60,625)    $  1,146,955    $ (3,618,728)    $   (294,381)
Foreign ...............................            (421)         185,270        (141,508)         (17,414)
                                           ------------     ------------    ------------     ------------
Total income (loss) before income taxes    $    (61,046)    $  1,332,225    $ (3,760,236)    $   (311,795)
                                           ============     ============    ============     ============

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The Company's undistributed earnings from non U.S. subsidiaries in 2002, 2001 and 2000 have been accounted for as if fully repatriated.

      Reconciliations from the benefit (provision) from income taxes at the federal statutory rate to the benefit (provision) from income taxes are as follows:

                                                 SUCCESSOR
                                                  COMPANY                    PREDECESSOR COMPANY
                                                ------------     ----------------------------------------------
                                                FOR THE TWO      FOR THE TEN
                                                  MONTHS           MONTHS
                                                   ENDED            ENDED
                                                DECEMBER 31,      OCTOBER 31,       YEAR ENDED DECEMBER 31,
                                                ------------     ------------    -----------------------------
                                                    2002             2002            2001             2000
                                                ------------     ------------    ------------     ------------
                                                                        (IN THOUSANDS)
Benefit (provision) at statutory rate ......    $     21,366     $   (466,279)   $  1,316,083     $    109,128
Increases (reductions) resulting from:
 State income taxes ........................              --             (119)         (5,335)           6,191
 Foreign operations ........................            (147)          64,845         (46,547)           1,080
 Goodwill amortization .....................              --               --            (866)            (986)
 Non-deductible costs related to asset sales              --               --          (5,426)              --
 Non-deductible reorganization expenses ....            (566)         (11,736)             --               --
 Valuation allowance adjustments ...........         (19,920)        (964,313)     (1,108,965)        (100,249)
 Tax benefits (provisions) allocated from
   TWC  ....................................              --               --        (200,718)          27,158
 Non-taxable gain on debt discharge, net ...              --        1,377,623              --               --
 Other--net ................................            (736)          (1,051)          1,653          (8,215)
                                                ------------     ------------    ------------     ------------
Benefit (provision) from income taxes ......    $         (3)    $     (1,030)   $    (50,121)    $     34,107
                                                ============     ============    ============     ============

      Significant components of deferred tax assets and liabilities as of December 31 are as follows:

                                                          SUCCESSOR       PREDECESSOR
                                                           COMPANY          COMPANY
                                                         ------------     ------------
                                                            2002             2001
                                                         ------------     ------------
                                                                (IN THOUSANDS)
Deferred tax assets:
 Deferred revenues ..................................    $     64,661     $    194,925
 Property, plant and equipment, including impairments         832,691          403,705
 Investments, including impairments .................         105,260           76,955
 Other asset impairments ............................         172,948          191,224
 Reserves ...........................................          73,576           63,335
 Net operating loss carryforward ....................       1,039,321          382,644
 Other ..............................................          13,738           17,243
                                                         ------------     ------------
                                                            2,302,195        1,330,031
Valuation allowance .................................      (2,250,621)      (1,286,308)
                                                         ------------     ------------
Total deferred tax assets ...........................          51,574           43,723
Deferred tax liabilities:
 Property, plant and equipment ......................              --               --
 Investments ........................................              --               --
 Other ..............................................          51,574           43,723
                                                         ------------     ------------
Total deferred tax liabilities ......................          51,574           43,723
                                                         ------------     ------------
Net deferred tax liability ..........................    $         --     $         --
                                                         ============     ============

      As of December 31, 2002, the Company had $2.4 billion of federal net operating losses, of which $859.9 million, $1.4 billion and $126.2 million will expire in 2020, 2021 and 2022, respectively, $297.7 million of estimated capital loss carryforwards, which will expire in 2005 and $71.2 million of foreign net operating losses, as well as various state net operating losses, that expire at various dates. Valuation allowances have been established that fully reserve the net deferred tax assets. Uncertainties that may affect the utilization of the loss

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

carryforwards include future operating results, tax law changes, rulings by taxing authorities regarding whether certain transactions are taxable or deductible and expiration of carryforward periods. The valuation allowance increased in 2002 primarily to eliminate the deferred tax asset created by the tax reversal of fresh start accounting adjustments.

      If the Company had filed a separate federal income tax return for periods presented prior to the spin-off of WCG from TWC, the 2000 tax benefit of $34.1 million would have changed to a $50.0 million tax provision to eliminate the net deferred tax asset created in 2000 by the additional 1999 net operating loss carryforward.

      There were no cash refunds for income taxes in 2002 and 2001 and $0.5 million in 2000.

10. EMPLOYEE BENEFIT PLANS

      After the sale of Solutions to Platinum Equity in March 2001, WCG retained the salaried employees' noncontributory defined benefit pension plans. However, no future service benefits will be accrued in these plans as the participants are no longer employed by WCG. Effective January 1, 2001, separate noncontributory defined benefit pension plans were established for WCG employees that had previously been covered under TWC's plans. Subsequent to the tax-free spin-off from TWC (see Note 16), these plans, as well as other postretirement medical benefit obligations, were transferred from TWC to WCG for active employees at that date. Effective May 31, 2001, WCG merged these transferred noncontributory defined benefit pension plans and other postretirement medical benefit obligations with the salaried employees' plans retained by WCG after the sale of Solutions. These plans were transferred to WCL in April 2002 ("WilTel Plans"). The Company does not provide a pension plan for employees hired subsequent to the spin-off from TWC. Other postretirement medical benefits are not provided for employees hired subsequent to January 1, 1992. As part of WCG's bankruptcy proceedings, a $1 million obligation for the non-qualified pension plan benefits for employees previously employed by Solutions was discharged.

      The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits for the WilTel Plans for the periods indicated. It also presents a reconciliation of the funded status of these benefits to the amount recognized in the accompanying consolidated balance sheet.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                        PENSION BENEFITS
                                                         ----------------------------------------------
                                                          SUCCESSOR
                                                           COMPANY            PREDECESSOR COMPANY
                                                         ------------     -----------------------------
                                                         FOR THE TWO      FOR THE TEN
                                                         MONTHS ENDED     MONTHS ENDED      YEAR ENDED
                                                         DECEMBER 31,     OCTOBER 31,      DECEMBER 31,
                                                             2002             2002             2001
                                                         ------------     ------------     ------------
                                                                          (IN THOUSANDS)
Change in benefit obligation:
 Benefit obligation at beginning of period ..........    $    110,373     $     89,063     $     55,531
 Benefit obligation transferred from TWC ............              --               --           33,243
 Service cost .......................................             897            4,535            4,921
 Interest cost ......................................           1,229            5,754            5,365
 Actuarial (gain) loss ..............................         (11,652)          22,120            2,969
 Benefits paid ......................................            (308)          (6,433)          (3,639)
 Plan curtailment ...................................          (2,727)          (3,629)          (9,327)
 Discharge of Solutions non-qualified plan obligation              --           (1,037)              --
                                                         ------------     ------------     ------------
Benefit obligation at end of period .................          97,812          110,373           89,063
                                                         ------------     ------------     ------------

Change in plan assets:
 Fair value of plan assets at beginning of period ...          57,912           75,832           45,039
 Assets transferred from TWC ........................              --               --           36,387
 Actual return on plan assets .......................            (244)         (12,140)          (3,546)
 Employer contribution ..............................              --              652            1,591
 Benefits paid ......................................            (308)          (6,433)          (3,639)
                                                         ------------     ------------     ------------
Fair value of plan assets at end of period ..........          57,360           57,911           75,832
                                                         ------------     ------------     ------------

Funded status .......................................         (40,452)         (52,462)         (13,231)
Unrecognized net actuarial (gain) loss ..............         (10,678)              --            1,917
Unrecognized prior service cost .....................              --               --              702
                                                         ------------     ------------     ------------
Net accrued benefit cost ............................    $    (51,130)    $    (52,462)    $    (10,612)
                                                         ============     ============     ============

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                        OTHER POSTRETIREMENT BENEFITS
                                                ----------------------------------------------
                                                 SUCCESSOR
                                                  COMPANY            PREDECESSOR COMPANY
                                                ------------     -----------------------------
                                                FOR THE TWO      FOR THE TEN
                                                MONTHS ENDED     MONTHS ENDED      YEAR ENDED
                                                DECEMBER 31,     OCTOBER 31,      DECEMBER 31,
                                                    2002             2002             2001
                                                ------------     ------------     ------------
                                                                (IN THOUSANDS)
Change in benefit obligation:
 Benefit obligation at beginning of period .    $      2,550     $      4,081     $         --
 Benefit obligation transferred from TWC ...              --               --            3,443
 Service cost ..............................              18              112              156
 Interest cost .............................              28              144              171
 Plan participants' contributions ..........               1                3               --
 Actuarial (gain) loss .....................              --           (1,485)             311
 Benefits paid .............................             (10)             (24)              --
 Plan curtailment ..........................            (554)            (281)              --
                                                ------------     ------------     ------------
Benefit obligation at end of period ........           2,033            2,550            4,081
                                                ------------     ------------     ------------

Change in plan assets:
 Fair value of plan assets at beginning
 of period .................................              --               --               --
 Assets transferred from TWC ...............              --               --               --
 Actual return on plan assets ..............              --               --               --
 Employer contribution .....................               9               22               --
 Plan participants' contributions ..........               1                3               --
 Benefits paid .............................             (10)             (25)              --
                                                ------------     ------------     ------------
Fair value of plan assets at end of period .              --               --               --
                                                ------------     ------------     ------------

Funded status ..............................          (2,033)          (2,550)          (4,081)
Unrecognized net actuarial loss ............              --               --            2,029
Unrecognized prior service cost ............              --               --               73
                                                ------------     ------------     ------------
Net accrued benefit cost ...................    $     (2,033)    $     (2,550)    $     (1,979)
                                                ============     ============     ============

      The net accrued benefit cost for both pension benefits and other postretirement benefits is included in the accompanying balance sheet as accrued benefit cost within accrued liabilities.

      The following tables present net pension expense and other postretirement benefit expense for the WilTel Plans. The amounts reported for 2001 include total year activity for retained Solutions salaried employees as well as activity for WCG active employees subsequent to the spin-off from TWC. The amounts reported in 2000 include activity only for retained Solutions salaried employees, as WCG employees were included in the TWC plans for this period. The fresh start adjustments fully recognize the unfunded benefit obligation in accrued benefit costs and set the unrecognized prior service cost and unrecognized net loss to zero.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                         SUCCESSOR
                                                          COMPANY                    PREDECESSOR COMPANY
                                                        ------------     ----------------------------------------------
                                                        FOR THE TWO      FOR THE TEN
                                                          MONTHS           MONTHS
                                                           ENDED            ENDED
                                                        DECEMBER 31,      OCTOBER 31,       YEAR ENDED DECEMBER 31,
                                                        ------------     ------------    -----------------------------
                                                            2002             2002            2001             2000
                                                        ------------     ------------    ------------     ------------
                                                                                 (IN THOUSANDS)
Components of net periodic pension expense:
  Service cost ......................................    $        897     $      4,535     $      4,921     $      3,877
  Interest cost .....................................           1,229            5,754            5,365            3,526
  Expected return on plan assets ....................            (731)          (6,404)          (6,991)          (4,531)
  Amortization of prior service credit ..............              --               72                9             (280)
  Recognized net actuarial gain .....................              --              129             (489)            (186)
  Curtailment gain ..................................          (2,727)             246           (1,374)              --
                                                         ------------     ------------     ------------     ------------
      Net periodic pension expense (income) .........          (1,332)           4,332            1,441            2,406
 Fresh start valuation adjustment ...................              --           39,207               --               --
 Discharge of Solutions non-qualified plan obligation              --           (1,037)              --               --
                                                         ------------     ------------     ------------     ------------
      Total pension cost (income) ...................    $     (1,332)    $     42,502     $      1,441     $      2,406
                                                         ============     ============     ============     ============

                                                         SUCCESSOR
                                                          COMPANY                      PREDECESSOR COMPANY
                                                        ------------     ----------------------------------------------
                                                        FOR THE TWO      FOR THE TEN
                                                          MONTHS           MONTHS
                                                           ENDED            ENDED
                                                        DECEMBER 31,      OCTOBER 31,        YEAR ENDED DECEMBER 31,
                                                        ------------     ------------    -----------------------------
                                                            2002             2002            2001             2000
                                                        ------------     ------------    ------------     ------------
                                                                                 (IN THOUSANDS)
Components of net periodic postretirement benefit
  expense:
  Service cost ......................................    $         18     $        112     $        156     $         --
  Interest cost .....................................              28              144              171               --
  Amortization of prior service credit ..............              --               52               43               --
  Recognized net actuarial (gain) loss ..............              --                3              (16)              --
  Curtailment charge (credit) ........................           (554)               8               --               --
                                                         ------------     ------------     ------------     ------------
    Net periodic pension expense ....................            (508)             319              354               --
  Fresh start valuation adjustment ...................             --              274               --               --
                                                         ------------     ------------     ------------     ------------
     Total postretirement cost ......................    $       (508)    $        593     $        354               --
                                                         ============     ============     ============     ============

      Net pension expense related to WCG's participation in TWC's plans was $1.1 million and $2.7 million for 2001 and 2000, respectively. Other postretirement benefit expense related to WCG's participation in TWC's plans was $0.2 million and $0.4 million for 2001 and 2000, respectively.

      The following are the weighted-average assumptions utilized as of December 31 of the year indicated:

                                                                        OTHER POSTRETIREMENT
                                         PENSION BENEFITS                      BENEFITS
                                   ---------------------------       --------------------------
                                   SUCCESSOR       PREDECESSOR       SUCCESSOR      PREDECESSOR
                                    COMPANY          COMPANY          COMPANY         COMPANY
                                   ---------       -----------       ---------      -----------
                                      2002             2001             2002            2001
                                   ---------       -----------       ---------      -----------
Discount rate ................        6.75%            7.50%            6.75%           7.50%
Expected return on plan assets        7.00%           10.00%              N/A             N/A
Rate of compensation increase         3.50%            5.00%              N/A             N/A

      The weighted-average expected long-term rate of return on plan assets determined as of the beginning of 2002 was 9.5%. This rate was used until the subsequent interim measurement of assets and obligations as of October

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

31, 2002. At that time, the expected long-term rate of return on plan assets was reduced to 7.0%. The annual assumed rate of increase in the health care cost trend rate for 2003 is 12% which systematically decreases to 5% by 2012.

      The various nonpension postretirement benefit plans which WCG sponsors provide for retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The accounting for these plans anticipates future cost-sharing changes to the written plans that are consistent with WCG's expressed intent to increase the retiree contribution rate generally in line with health care cost increases.

      The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                        1-PERCENTAGE-POINT
                                                                       --------------------
                                                                       INCREASE    DECREASE
                                                                       --------    --------
                                                                          (IN THOUSANDS)
  Effect on total of service and interest cost components...........   $       5  $      (4)
  Effect on postretirement benefit obligation.......................   $     295  $    (237)

      Beginning January 1, 2001, the Company established and continues to maintain a defined contribution plan for its employees. Prior to January 1, 2001, the Company's employees were included in various defined contribution plans maintained by TWC. The Company's costs related to these plans were $10.6 million, $12.1 million and $8.1 million in 2002, 2001 and 2000, respectively. These costs fluctuate as a result of changes in the eligible employee base.

11. INVESTMENTS

SUCCESSOR COMPANY

      The Company has no short-term or long-term investments as of December 31, 2002 as all investments were either monetized, revalued to zero in conjunction with fresh start accounting or qualify as cash equivalents.

      Certain marketable equity securities were sold for proceeds of $2.0 million for the two months ended December 31, 2002. The Company recognized no gross realized gains or losses as the fair value was set to equal the sales price in conjunction with fresh start accounting.

PREDECESSOR COMPANY

Short-term investments

      Short-term investments as of December 31, 2001 consisted of the following (in thousands):

                                                       PREDECESSOR
                                                         COMPANY
                                                       -----------
     Debt securities:
       Debt securities mutual funds..................   $ 303,340
       Corporate debt securities.....................     256,762
       Government debt securities....................     214,106
       Other debt securities and time deposits.......      85,980
                                                        ---------
         Total debt securities.......................     860,188
     Preferred stocks................................      33,705
     Marketable equity securities....................      10,920
                                                        ---------
         Short-term investments......................   $ 904,813
                                                        =========

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Debt securities

      The carrying amount of these investments was fair value, which approximated cost. These investments were considered short-term based on management's intent and ability to liquidate the investments within one year. Interest and other investing income consisted primarily of interest income related to the debt securities.

      Preferred stock

      The carrying amount of the preferred stock investments was fair value, which approximated cost.

      Marketable equity securities

      As of December 31, 2001, the carrying amount of the marketable equity securities was fair value with the aggregate cost of these investments, net of write-downs, of $1.1 million and gross unrealized gains of $9.8 million after taking into effect the write-downs discussed below.

      A loss of $89.8 million and $1.7 million was recognized in 2001 and 2000, respectively, related to write-downs of certain marketable equity security investments resulting from management's determination that the decline in the value of these investments was other than temporary.

      Certain marketable equity securities were sold for proceeds of $7.0 million, $104.5 million and $254.4 million for the ten months ended October 31, 2002 and for the years ended December 31, 2001 and 2000, respectively. Gross realized gains of $0.7 million, $63.7 million and $108.3 million were recognized for the ten months ended October 31, 2002 and for the years ended December 31, 2001 and 2000, respectively, and gross realized losses of $40.5 million and $14.6 million were recognized in 2001 and 2000, respectively. A gain of $214.7 million was also recognized in 2000 from the conversion of WCG's shares of common stock of Concentric Network Corporation into shares of common stock of XO Communications, Inc. pursuant to a merger of those companies completed in June 2000.

      Income of $40.9 million was recorded in 2001 from the change in market value of cashless collars on certain marketable equity securities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended since the cashless collars did not qualify as a hedge. All of the cashless collars were terminated in 2001 yielding proceeds of $40.9 million.

Long-term investments

      Long-term investments as of December 31, 2001 consisted of the following (in thousands):

                                                        PREDECESSOR
                                                          COMPANY
                                                        -----------
   Equity method.....................................   $    8,430
   Cost method.......................................        3,125
                                                        ----------
       Long-term investments.........................   $   11,555
                                                        ==========

      Equity and cost method investments and advances to investees

      The Company's equity losses were $2.7 million, $35.5 million and $20.3 million for the ten months ended October 31, 2002 and for the years ended December 31, 2001 and 2000, respectively. Equity losses in 2001 included $20.0 million of equity losses related to WCG's equity investment in iBEAM in third quarter 2001. WCG purchased the assets of iBEAM out of bankruptcy in December 2001. In addition, equity losses related to WCG's investment in Algar Telecom Leste, S. A. ("ATL") were $10.4 million and $12.8 million in 2001 and 2000, respectively. WCG sold its investment in ATL in two separate transactions in 2001 and 2000 as discussed

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

below.

      Cash dividends of $4.5 million were received from an investment in a company carried on the equity basis in 2001. Property distributions of $8.5 million were also received from an equity method investment in 2001. These dividends and distributions were recorded as a return of investment and, therefore, had no income statement impact.

      A loss of $117.8 million and $32.8 million was recognized in 2001 and 2000, respectively, related to write-downs of certain cost-based and equity-method investments resulting from management's estimate that the decline in the value of these investments was other than temporary.

      Other cost investments in the table above consisted primarily of common stock investments in various privately-held companies in the telecommunications industry.

      In a series of transactions in first quarter 2000, WCG sold to an entity jointly owned by SBC and Telefonos de Mexico S.A. de C.V., 7% and 30% of ATL's total preferred shares and common stock, respectively. The partial sale of WCG's investment in ATL, which had a carrying value of $30 million, yielded proceeds of approximately $168 million. WCG recognized a gain on the sale of $16.5 million and deferred a gain of approximately $121 million associated with $150 million of the proceeds which were subsequently advanced to ATL. As of December 31, 2000, WCG owned 66% of the preferred shares and 19% of the common stock of ATL.

      WCG entered into an agreement with America Movil, S.A. de C.V. in second quarter 2001 to sell its remaining economic interest in ATL. The transaction closed in third quarter 2001 and WCG received $309.6 million in cash with an additional $90.0 million due from America Movil, S.A. de C.V. on May 15, 2002. A gain of $45.1 million was recognized from the sale. In February 2002, America Movil, S.A. de C.V. prepaid its note from the sale of ATL by paying a discounted amount of $88.8 million.

12. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment as of December 31 was summarized as follows:

                                                                          SUCCESSOR    PREDECESSOR
                                                                           COMPANY       COMPANY
                                                                          ---------    ------------
                                                            DEPRECIABLE
                                                               LIVES*        2002           2001
                                                            -----------   ---------    ------------
                                                            (IN YEARS)          (IN THOUSANDS)
   Network equipment (including fiber, optronics and
     capacity IRUs).......................................     3 - 20     $ 951,744    $ 3,253,651
   Right-of-way...........................................       20         127,508        139,029
   Buildings and leasehold improvements...................     10 - 30      140,960        595,083
   Computer equipment and software........................      2 - 3       124,330        397,491
   General office furniture and fixtures..................      5 - 8        61,947         70,086
   Construction in progress...............................       Not
                                                             applicable      35,455        346,385
   Other..................................................     Various       61,850        152,307
                                                                          ---------    -----------
                                                                          1,503,794      4,954,032
     Less accumulated depreciation and amortization.......                  (43,784)      (600,819)
                                                                         ----------    -----------
                                                                         $1,460,010    $ 4,353,213
                                                                         ==========    ===========

*     As of December 31, 2002

      Depreciation expense of $44.3 million, $461.0 million, $459.4 million and $176.1 million was recorded for the two months ended December 31, 2002, for the ten months ended October 31, 2002 and for the years ended December 31, 2001 and 2000, respectively.

      In conjunction with fresh start accounting, the Company reassessed and changed its useful lives for its property, plant and equipment from a weighted average life of 21 years to 15 years. The impact of this change on

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the Company's depreciation and amortization expense for the two months ended December 31, 2002 was approximately $14 million.

13. ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

      The Company's cash accounts reflect credit balances to the extent checks written have not been presented for payment. The amounts of these credit balances included in accounts payable were $21.9 million and $66.3 million as of December 31, 2002 and 2001, respectively.

      Accrued liabilities as of December 31 consisted of the following:

                                                                 SUCCESSOR       PREDECESSOR
                                                                   COMPANY         COMPANY
                                                                    2002            2001
                                                                 -----------     -----------
                                                                        (IN THOUSANDS)
   Litigation.................................................   $    93,109     $   20,500
   Employee costs.............................................        35,446         62,646
   Taxes, other than income taxes.............................        32,074         58,056
   Unfavorable contractual commitments........................        33,977             --
   Interest...................................................         1,573        132,696
   Other......................................................        39,603         99,221
                                                                 -----------     ----------
                                                                 $   235,782     $  373,119
                                                                 ===========     ==========

      Other noncurrent liabilities as of December 31 consisted of the following:

                                                                 SUCCESSOR      PREDECESSOR
                                                                  COMPANY         COMPANY
                                                                    2002            2001
                                                                 -----------    -----------
                                                                       (IN THOUSANDS)
   Employee costs............................................    $.   60,882     $   16,059
   Unfavorable contractual commitments.......................         44,976             --
   Other.....................................................         31,074         12,876
                                                                 -----------     ----------
                                                                 $   136,932     $   28,935
                                                                 ===========     ==========

14. ASSET RETIREMENT OBLIGATIONS

      As discussed in the Recent Accounting Standards in Note 1, the Company implemented SFAS No. 143 relating to asset retirement obligations as part of implementing fresh start accounting as required by SOP 90-7 and recorded a cumulative effect of change in accounting principle of $8.7 million in 2002 (net of a zero tax provision). The cumulative effect of change in accounting principle represents accretion and depreciation expense the Company would have recorded had the provisions of SFAS No. 143 been in effect on the dates the obligations were incurred. The Company's asset retirement obligations relate primarily to two categories of assets:

            FIBER AND CONDUIT - The Company has right-of-way agreements which generally require the removal of fiber and conduit upon the termination of those agreements.

            TECHNICAL SITES - The Company leases land for technical sites and leases space at technical sites along its network. Termination of these lease agreements normally requires removal of equipment and other assets, and restoration of the lease property to its original condition.

      The estimation of the fair value of asset retirement obligations requires the significant use of estimates regarding the amounts and timing of expected cash flows. The fair value of the asset retirement obligations was

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

calculated using credit-adjusted risk-free rates ranging from 8% to 14%, which were assigned based upon the expected timing of cash flows for each respective obligation.

      Upon adoption of SFAS No. 143 as of October 31, 2002, the Company recorded an asset retirement obligation of $25.7 million. For the two months ended December 31, 2002, the Company recognized $0.5 million of expense in depreciation and amortization expense to accrete the liability to $26.2 million as of December 31, 2002.

      If the Company had adopted SFAS No. 143 on January 1, 2001, it would have recorded a liability of $20.6 million. Accretion expense for the year ended December 31, 2001 and for the ten months ended October 31, 2002 would have been $2.6 million and $2.5 million, respectively. The liability as of December 31, 2001 would have been $23.2 million.

15. DEBT

      Long-term debt as of December 31 consisted of the following:

                                                                    WEIGHTED-
                                                                     AVERAGE        SUCCESSOR       PREDECESSOR
                                                                     INTEREST        COMPANY          COMPANY
                                                                      RATE*            2002             2001
                                                                   ------------    ------------     ------------
                                                                                  (IN THOUSANDS)
Exit Credit Agreement .........................................             6.3%   $    375,000     $    975,000
OTC Notes .....................................................             7.9%        141,663               --
PowerTel ......................................................             8.4%         44,353           36,317
Senior Redeemable Notes, 10.70% - 11.875%, due 2007 - 2010 ....              --              --        2,438,692
Trust Notes due 2004 ..........................................              --              --        1,400,000
ADP Claims ....................................................              --              --          750,000
Sale and subsequent leaseback to TWC ..........................              --              --          269,194
Other, primarily capital leases ...............................             8.6%          8,473           42,064
                                                                                   ------------     ------------
                                                                                        569,489        5,911,267
Less current maturities .......................................                         (51,503)         (72,488)
                                                                                   ------------     ------------
Long-term debt ................................................                    $    517,986     $  5,838,779
                                                                                   ============     ============

-----------
*     As of December 31, 2002

      A description of the Company's debt obligations listed in the table above is as follows:

      Exit Credit Agreement

      As of December 31, 2001, WCL's credit facility consisted of amortizing term loans totaling $975 million, which WCL had fully utilized, and a revolving credit facility of $525 million, which WCL had not utilized. In connection with the commencement of the chapter 11 proceedings, WCL and the credit facility lenders entered into an amendment of the credit facility (the "Interim Amendment"), which was effective until the Plan was consummated. The Interim Amendment granted a waiver of all defaults and events of default occurring prior to April 22, 2002, so long as there was no occurrence of a subsequent default, as well as the amendment of certain other provisions of the credit facility to avoid the occurrence of events of default as a result of the commencement of the chapter 11 proceedings. In accordance with the Interim Amendment, WCL prepaid $250 million ($200 million in April 2002 and $50 million in July 2002) leaving a balance of $725 million prior to WCG's emergence from the chapter 11 proceedings.

      On October 15, 2002, WCL and the credit facility lenders entered into the Exit Credit Agreement and paid the lenders $350 million upon the effectiveness of the Exit Credit Agreement leaving a balance under the Exit Credit

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Agreement of $375 million. The Exit Credit Agreement combined the term loans under the previous credit facility into one loan repayable in installments of principal beginning in June 2005 through September 2006 and currently bears interest at either the Prime rate plus a margin of 3.50% or LIBOR plus a margin of 4.50%, at the Company's option. In July 2004, the margin, in each case, will increase 1%. In October 2002, WCL locked in a rate of 6.34% for three months based on LIBOR. The Exit Credit Agreement does not provide for revolving loans for WCL. Among other things, the Exit Credit Agreement provides for:

      - a security interest in all of the domestic assets of the Company, except for those assets secured under the OTC Notes in which the lenders have a second priority mortgage lien on the assets secured by the OTC Notes;

      - prepayment of the term loans from cash proceeds received from refinancing all or a portion of the Exit Credit Agreement, a sale leaseback transaction (not otherwise permitted), issuance of debt (not otherwise permitted), or asset sales (not otherwise permitted);

      - prepayment of the term loans equal to 100% of excess cash flows and 50% of cash proceeds received from the sale of equity formation of a joint venture or any other similar transaction;

      -     the Company meeting certain financial targets, as defined;

      - aggregate dollar limitations on certain activities such as indebtedness, investments and capital expenditures;

      - the Company making certain representations and warranties, including the existence of no material adverse effect, as defined;

      - restrictions on the ability of WCL to transfer funds to WilTel, except for certain payments as outlined in the Exit Credit Agreement; and

      - the ability for WCL to request up to $45 million in cash-collateralized letters of credit, less the amount of cash deposits and pledges made to third parties in an amount not to exceed $30 million. The total of cash collateralized letters of credit, plus cash deposits and pledges made to third parties, outstanding as of December 31, 2002 was $39.9 million. Amounts held as collateral for outstanding letters of credit are reflected primarily in other noncurrent assets. In February 2003, the credit facility lenders consented to WCL posting cash collateral to secure an appeal bond in the Thoroughbred Technology and Telecommunications, Inc. litigation, as discussed in Note
            21, and provided that, to the extent that such collateral did not exceed $50 million, it would not count against the $45 million cash deposits and pledges limitation. The appeal bond was put in place in March 2003 at a cost less than the allowed $50 million.

      WCL is the obligor under the Exit Credit Agreement and has pledged substantially all of its assets to secure its obligations under that agreement. In addition, WCL's obligations are guaranteed by WilTel and secured by substantially all of the assets of the Company. The Exit Credit Agreement ranks senior to the Company's other debt.

      Sale and subsequent leaseback to TWC and the OTC Notes

      In September 2001, the Company sold its headquarters building and other ancillary assets to TWC for approximately $276 million in cash. Concurrent with the sale, the Company leased its headquarters building for a period of ten years and other ancillary assets for a period of three to ten years with varying payment terms. On April 25, 2002, TWC notified the Company that the commencement of the chapter 11 proceedings was an event of default under certain agreements with TWC including the sale and subsequent leaseback agreements.

      As discussed in Note 2, the sale and subsequent leaseback agreement was terminated and replaced with the OTC Notes of approximately $145 million in accordance with the Settlement Agreement, which also resolved WCG's defaults under the sale and subsequent leaseback agreement. The OTC Notes consists of:
(1) a $100 million note at a fixed annual interest rate of 7.0%, with equal monthly payments for the first 90 months (based on a 360 month amortization schedule) and with the entire remaining unpaid principal balance due and payable on April 1, 2010 and (2) a $44.8 million note with accrued interest paid in kind ("PIK Interest") and capitalized once

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

annually, with the original principal balance, all capitalized PIK Interest, and all accrued PIK Interest (totaling $74.4 million at maturity) due and payable on December 29, 2006. The second note carries a fixed interest rate of 10.0% through 2003, and each year thereafter the interest rate increases 2.0% resulting in an interest rate of 16% in the final year of 2006. The $100 million note was reduced by payments made of $3.1 million during the period from October 15, 2002 to the close of the escrow in December 2002. The OTC Notes are secured by the OTC Mortgage, under which TWC was granted a first priority mortgage lien and security interest in the headquarters building and other ancillary assets. In addition, the OTC Notes are secured by a second lien and security interest in 66% of the beneficial interest of WilTel Communications Pty Limited, which owns certain interests in PowerTel.

      PowerTel

      In first quarter 2001, PowerTel entered into a 150 million Australian dollar bank facility agreement due March 2006 with a variable interest rate as defined in the agreement. As of December 31, 2001, PowerTel had drawn 71 million Australian dollars (or $36.3 million) under the bank facility agreement.

      In February 2002, the Company advanced PowerTel 16 million Australian dollars (or $8.3 million) in the form of a subordinated loan in order to satisfy certain conditions of the restructuring plan with PowerTel's bank group due to PowerTel's violation of two covenant requirements for the three months ending December 31, 2001. In March 2002, as part of an approved restructuring plan with its bank group, PowerTel received waivers from its bank group related to the covenant violations. In addition, the bank facility was reduced by 50 million Australian dollars to 100 million Australian dollars. Under the approved restructuring plan, beginning September 1, 2002, subject to meeting certain covenants with its lenders, PowerTel had access to its remaining bank facility. In September 2002, PowerTel met its covenant requirements and borrowed an additional 7.5 million Australian dollars bringing the total outstanding balance under the bank facility to 78.5 million Australian dollars (or $44.4 million) as of December 31, 2002.

      Subsequent to December 31, 2002, PowerTel informed its bank group that it was in violation of its financial covenants. WilTel has entered into discussions with a third party, pursuant to which the third party would purchase WilTel's ownership in PowerTel and provide additional funding to PowerTel. In addition, PowerTel is in discussion with its bank group to modify its covenant requirements prospectively. PowerTel's bank group is not pursuing any remedies for failing to comply with the covenant violations and has waived the covenant breaches. However, since there is no assurance that this possible sale will be consummated or that PowerTel will be able to renegotiate its bank facility on satisfactory terms or secure additional funding, WilTel has classified the PowerTel bank facility as short-term as of December 31, 2002. Even though WilTel consolidates PowerTel, it is not legally obligated to provide additional funding to PowerTel and has no current intention to do so. As of December 31, 2002, the Company's investment in PowerTel was fully impaired.

      Senior Redeemable Notes

      In the second half of 2001, a wholly-owned subsidiary of WCG purchased $551.0 million of the Senior Redeemable Notes in the open market at an average price of 43% of face value. The purchase resulted in a gain of $296.9 million, including the recognition of deferred costs and debt discounts related to the purchased Senior Redeemable Notes.

      The Senior Redeemable Notes were unsecured obligations of WCG. On April 1, 2002, WCG did not make interest payments totaling approximately $91 million due under the terms of one of the Senior Redeemable Notes indentures. The failure to make that payment resulted in a default under that indenture. In addition, the commencement of chapter 11 proceedings resulted in a default under each of the indentures governing the Senior Redeemable Notes. The Senior Redeemable Notes were discharged in the chapter 11 proceedings, and the noteholders received WilTel common stock in accordance with the Plan as discussed in Note 2.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Trust Note

      This note was included in the Settlement Agreement between TWC, the Committee and Leucadia (see Note 2).

      ADP Claims

      This note was included in the Settlement Agreement between TWC, the Committee and Leucadia (see Note 2).

Scheduled Debt Maturities

      Scheduled maturities of debt as of December 31, 2002 are as follows (in thousands):

          2003..........................................     $    7,150
          2004..........................................          3,673
          2005..........................................        157,114
          2006..........................................        265,712
          2007..........................................          1,551
          Thereafter....................................         89,936
                                                             ----------
                                                             $  525,136
                                                             ==========

      The scheduled maturities table above excludes the payment of the PIK interest of $29.6 million in 2006 from the OTC Notes and the PowerTel bank facility due to the discussions above.

      The Company's ability to classify the non-current portion of its debt obligations as long-term is dependent on its ability to meet the covenant requirements listed in its debt agreements or obtain waivers or amendments in the event the Company cannot comply with its covenants or cure any instances of noncompliance. As of December 31, 2002, with the exception of the PowerTel bank facility discussed above, the Company was and expects to remain in compliance with its covenants.

      Cash payments for interest, net of amounts capitalized, were $5.2 million, $115.7 million, $381.7 million and $152.1 million for the two months ended December 31, 2002, for the ten months ended October 31, 2002 and for the years ended December 31, 2001 and 2000, respectively. These payments include commitment fees relating to the Company's credit facility of $0.1 million, $6.2 million, $7.5 million and $9.0 million for the two months ended December 31, 2002, for the ten months ended October 31, 2002 and for the years ended December 31, 2001 and 2000, respectively.

16. STOCKHOLDERS' EQUITY

      In 2001, TWC's Board of Directors approved a tax-free spin-off of WCG to TWC's shareholders. TWC owned 24,265,892 shares of WCG Class A common stock outstanding and 395,434,965 shares of Class B common stock outstanding which it converted to Class A shares prior to the spin-off. After the close of the market on April 23, 2001, TWC distributed 398,500,000 shares, or approximately 95%, of the WCG common stock it owned, to holders of TWC common shares on a pro rata basis by distributing approximately 0.822399 of a share of WCG Class A common stock as a dividend on each share of TWC common stock outstanding on the record date.

      Prior to the spin-off, TWC and WCG entered into an agreement that, among other things, resulted in the transfer of ownership of a building under construction and other assets from TWC to WCG, a commitment to fund the completion of the building, the conversion of the TWC note into paid in capital and the issuance of 24.3 million shares of WCG Class A common stock. WCG's total equity increased by $42.9 million and $1.2 billion in 2002 and 2001, respectively, as a result of this transaction.

      As discussed in Note 2, pursuant to the terms of the Plan, all of WCG's Class A common stock was cancelled and 50 million shares of WilTel common stock was issued upon emergence from the chapter 11 proceedings. In addition, certain transfer restrictions apply to transactions in WilTel common stock as discussed in Note 2.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. ACCUMULATED OTHER COMPREHENSIVE INCOME

      The table below presents changes in the components of accumulated other comprehensive income (loss).

                                                                      UNREALIZED          FOREIGN
                                                                     APPRECIATION         CURRENCY
                                                                    (DEPRECIATION)      TRANSLATION
                                                                    OF SECURITIES       ADJUSTMENTS           TOTAL
                                                                    --------------     --------------     --------------
                                                                                       (IN THOUSANDS)
PREDECESSOR COMPANY:
Balance as of December 31, 1999 ................................    $      140,827     $      (15,929)    $      124,898
Current period change:
  Pre-income tax amount ........................................           222,140            (29,240)           192,900
  Reclassification adjustment for net gains realized in net loss          (308,419)                --           (308,419)
  Income tax benefit ...........................................            34,670                 --             34,670
                                                                    --------------     --------------     --------------
                                                                           (51,609)           (29,240)           (80,849)
                                                                    --------------     --------------     --------------
Balance as of December 31, 2000 ................................            89,218            (45,169)            44,049
Current period change:
  Pre-income tax amount ........................................          (202,698)           (42,794)          (245,492)
  Reclassification adjustment for net losses realized in net
   loss ........................................................            66,648             70,246            136,894
  Income tax benefit ...........................................            53,038                 --             53,038
                                                                    --------------     --------------     --------------
                                                                           (83,012)            27,452            (55,560)
                                                                    --------------     --------------     --------------
Balance as of December 31, 2001 ................................             6,206            (17,717)           (11,511)
Change for the ten months ended October 31, 2002:
  Pre-income tax amount ........................................            (7,743)             2,440             (5,303)
  Reclassification adjustment for net gains realized in net
   loss ........................................................              (663)                --               (663)
  Income tax benefit ...........................................             1,005                 --              1,005
                                                                    --------------     --------------     --------------
                                                                            (7,401)             2,440             (4,961)
Reorganization adjustments .....................................             1,195             15,277             16,472
                                                                    --------------     --------------     --------------
Balance as of October 31, 2002 .................................                --                 --                 --

SUCCESSOR COMPANY:
Change for the two months ended December 31, 2002 ..............                --                780                780
                                                                    --------------     --------------     --------------
Balance as of December 31, 2002 ................................    $           --     $          780     $          780
                                                                    ==============     ==============     ==============

      In 2001, WCG realized a foreign currency loss of $70.2 million, of which $66.4 million related to the sale of ATL (see Note 11).

18. STOCK-BASED COMPENSATION

      Prior to WCG's emergence from the chapter 11 proceedings, the Company had various plans providing for WCG to grant common stock-based awards to its employees and employees of its subsidiaries. These plans permitted the granting of various types of awards including, but not limited to, stock options, stock-appreciation rights, restricted stock and deferred stock. As a result of the chapter 11 proceedings, these plans were terminated and all outstanding common stock awards were cancelled pursuant to the Plan. See Note 2.

      As of December 31, 2002, the Company has not adopted a new long-term incentive plan which provides for the granting of common stock-based awards of WilTel common stock. Accordingly, no stock awards have been granted as of December 31, 2002.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

19. LEASES

      Future minimum annual rentals under noncancellable operating leases and service contracts for off-network capacity as of December 31, 2002 are payable as follows:

                                                    OFF-NETWORK
                                     PROPERTY       CAPACITY AND
                                      RENTAL          EQUIPMENT          OTHER            TOTAL
                                   -------------    -------------    -------------    -------------
                                                            (IN THOUSANDS)
   2003 .......................    $      31,807    $      13,075    $      14,335    $      59,217
   2004 .......................           29,459            7,444           14,076           50,979
   2005 .......................           29,461            6,131           13,702           49,294
   2006 .......................           27,007               --           13,362           40,369
   2007 .......................           24,738               --           13,316           38,054
   Thereafter .................          110,225               --          142,839          253,064
                                   -------------    -------------    -------------    -------------
   Total minimum annual rentals    $     252,697    $      26,650    $     211,630    $     490,977
                                   =============    =============    =============    =============

      Total capacity expense incurred from leasing from a third party's network (off-network capacity expense) was $11.9 million, $92.1 million, $208.2 million and $332.3 million for the two months ended December 31, 2002, the ten months ended October 31, 2002 and for the years ended December 31, 2001 and 2000, respectively. All other rent expense was $6.4 million, $42.2 million, $51.4 million and $49.5 million for the two months ended December 31, 2002, the ten months ended October 31, 2002 and for the years ended December 31, 2001 and 2000, respectively.

20. RELATED PARTY TRANSACTIONS

      Transactions with Former Executive Officers

      As part of the spin-off from TWC, WCG inherited a long-established loan program from TWC under which TWC extended loans to its executives to purchase TWC stock (the "Executive Loans"). At the time of the spin-off, six WCG executives had outstanding loans with TWC, and as part of the spin-off, the Executive Loans were transferred to WCG. As of December 31, 2001, the outstanding balance of these loans were $19.9 million, all which were considered long-term receivables.

      Effective December 31, 2001, the Compensation Committee of the Board of Directors of WCG established a program to award annual retention bonuses over a period of five years in the aggregate amount of $13 million to certain executives to be applied, after deduction of applicable withholding taxes, solely against their respective outstanding principal loan balances. The agreements executed under this program were subsequently amended in conjunction with the Plan.

      Under the amended retention bonus agreements, the Company reimbursed interest payments owed by the WCG executives as of January 1, 2002. In addition, the Company became responsible for paying all taxes, limited to an aggregate total of $20 million, associated with interest and principal payments under the retention bonus agreements, as well as any taxes incurred as a result of the payment of taxes by the Company. Under a separate amendment, all retention bonus payments vested upon consummation of the transactions included in the Plan, but still are to be paid out over the first through fourth anniversaries of the Effective Date, unless accelerated as a result of death or disability of the payee. Any officers who were parties to retention bonus agreements were not eligible to participate in the Company's otherwise applicable change in control severance plan. The Company recorded an expense of $23.3 million for the ten months ended October 31, 2002 related to the retention bonus agreements, $10.4 million of this expense was recorded to selling, general and administrative expense for costs prior to WCG commencing chapter 11 proceedings and the remaining $12.9 million was recorded to

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

reorganization expense for costs after WCG commenced chapter 11 proceedings. As of December 31, 2002, the Company has accrued liabilities of $2.3 million and other long-term liabilities of $5.9 million representing taxes to be paid by the Company related to the retention bonus agreements.

      On October 10, 2002, the Bankruptcy Court approved a settlement agreement between WCG and John C. Bumgarner, a former officer of WCG who participated in the TWC loan program. The agreement provided that WCG would settle a $6.9 million employee loan plus accrued interest in return for the loan's collateral of 238,083 shares of TWC common stock and 195,798 shares of WCG common stock and approximately $7 million of face value of WCG's Senior Redeemable Notes. As a result of the surrender of the Senior Redeemable Notes by Mr. Bumgarner, no shares of WilTel common stock were distributed under the Plan to Mr. Bumgarner. In addition, Mr. Bumgarner will provide consulting services at no cost to the Company for a period of three years from the date of his retirement. The Company recorded a loss of approximately $7 million to provision for doubtful accounts for the ten months ended October 31, 2002 related to the agreement.

      The Company also recorded $12.1 million to reorganization expense for the ten months ended October 31, 2002 related to an employee incentive program that was adopted to retain employees during the Company's restructuring process, of which $3.9 million and $0.7 million related to former officers of the Company and current officers of the Company, respectively. As of December 31, 2002, the Company had accrued liabilities related to the employee incentive program of $2.8 million and $0.6 million for former officers and current officers of the Company, respectively.

      Leucadia

      On November 27, 2002, WilTel entered into a one-year Restructuring Services Agreement with Leucadia effective as of October 16, 2002. Under the terms of this agreement, Leucadia provides restructuring advice to WilTel with respect to management, operations, future business opportunities, and other matters to be mutually determined between Leucadia and WilTel. Leucadia does not receive any compensation for its services rendered under this agreement, but is reimbursed for all expenses incurred in connection with its performance under the agreement.

21. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

      The Company has historically entered into various telecommunications equipment agreements in connection with its fiber-optic network construction. As of December 31, 2002, the Company has either satisfied these agreements or negotiated the termination of the agreements such that any remaining obligations are not significant.

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

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company believes it obtained sufficient rights to install its cable. It also believes that the class action suits are subject to challenge on procedural grounds.

      The Company and other major carriers are seeking to settle the class action claims referenced above relating to the railroad rights of way through an agreed class action. These companies initially sought approval of a settlement in a case titled Zografos et al. vs. Qwest Communications Corp., et al., filed in the U.S. District Court for the District of Oregon on January 31, 2002. On July 12, 2002, the Oregon Court dismissed the action. Thereafter, on September 4, 2002, an existing case titled Smith, et al., vs. Sprint, et al., pending in the U.S. District Court for the Northern District of Illinois, was amended to join the Company and two other telecommunications companies as defendants. On that same day, the plaintiffs and defendants jointly asked the Court to preliminarily approve a nationwide class action settlement agreement. The Court has entered a scheduling order and a hearing on the motion for preliminary approval has been scheduled for April 7, 2003. If approved, the settlement would settle the majority of the putative nationwide and statewide class actions referenced above.

      Platinum Equity Dispute

In March 2001, the Company sold its Solutions segment to Platinum Equity LLC for a sales price that was subject to adjustment based upon a computation of the net working capital of the business as of March 31, 2001. On August 28, 2001, Platinum Equity sent formal notice that it believes the Company owes it approximately $47 million arising from a recalculation of the net working capital of the domestic, Mexican, and Canadian professional services operations of the Solutions segment. Pursuant to the provisions of the sale agreement, the parties submitted the dispute to binding arbitration before an independent public accounting firm. Both parties have completed submission of information to the arbitrator and are awaiting the arbitrator's decision. The amount currently in dispute is approximately $55 million. The Company does not believe that a material adjustment to the net working capital calculation is required. A final decision is expected by mid-2003.

      In September 2002, Platinum Equity filed suit in the District Court of Oklahoma County, State of Oklahoma, against the Company alleging various breaches of representations and warranties related to the sale of the Solutions segment and requesting declaratory action with respect to its right to set-off its damages for such breaches against the approximate sum of $57 million that it owes the Company under the terms of a promissory note issued by Platinum Equity when it purchased the Solutions business. Platinum Equity failed to make the payment that was due September 30, 2002, and, in October 2002, the Company notified Platinum Equity that it was in default for its non-payment to the Company. The Company has filed a counterclaim in the lawsuit alleging breach of contract, breach of guaranty and conversion. Although the court dismissed the Company's claim for conversion, the court allowed the Company to plead a claim for tortious breach of contract. Discovery in this suit is ongoing.

      Thoroughbred Technology and Telecommunications, Inc. vs. WCL

      Thoroughbred Technology and Telecommunications, Inc. ("TTTI") filed suit on July 24, 2001, against WCL in a case titled Thoroughbred Technology and Telecommunications, Inc. vs. Williams Communications, LLC f/k/a Williams Communications, Inc., Civil Action No. 1:01-CV-1949-RLV, pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division. TTTI alleged claims that included breach of contract with respect to a fiber-optic installation project that TTTI was constructing for itself and other parties, including WCL, with respect to certain conduit segments including a three-conduit segment between Cleveland, Ohio and Boyce, Virginia. TTTI sought specific performance to require that WCL take title to the Cleveland-Boyce segment and pay TTTI in excess of $36 million plus pre-judgment interest for such purchase. WCL alleged various defenses, including significant warranty and breach of contract claims against TTTI.

      On May 9, 2002, the trial court determined that WCL did not have the right to terminate the contract with respect to the Cleveland-Boyce segment, but deferred ruling on TTTI's remedy until a later time. In a series of

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

rulings on January 27, 2003, the court ordered, among other things, (1) that WCL's claims against TTTI for breach of contract and construction deficiencies for certain of the telecommunications routes constructed by TTTI be heard by an arbitration panel; and (2) that WCL close the purchase of the Cleveland-Boyce segment and pay TTTI the sum of $36,264,750 plus pre-judgment interest for such purchase. The court denied WCL's motion for a stay of the proceedings while the construction claims against TTTI were adjudicated through arbitration and further denied the Company's request to stay closing on the Cleveland-Boyce segment pending an appeal of the trial court's decision. WCL sought and obtained a stay of the trial court's order compelling a closing of the Cleveland-Boyce segment from the United States Court of Appeals for the 11th Circuit thereby staying WCL's obligation to close the transaction until the appeal is decided and further conditioned on the posting of an appropriate supersedeas bond by the Company. Subsequently, the trial court approved the requested bond in the approximate amount of $44.1 million. The Company has posted the bond, which was docketed by the trial court on March 13, 2003. WCL will proceed with its appeal of the trial court's decision while pursuing its claims of construction defects against TTTI through arbitration. WCL's arbitrable claims against TTTI aggregate approximately $70 million although the timetable for arbitration of the claims remains uncertain. The Company remains confident in its position with regard to the litigation, the appeal and the arbitration, and intends to pursue its claims vigorously; however, the ultimate outcome of this matter cannot be predicted with certainty.

      StarGuide

      On October 12, 2001, StarGuide Digital Networks ("StarGuide") sued WCG in the United States District Court for Nevada for infringement of three patents relating to streaming transmission of audio and video content. Subsequently, StarGuide added WCL as a party to the action. StarGuide seeks compensation for past infringement, an injunction against infringing use, and treble damages due to willful infringement. On July 1, 2002, StarGuide initiated a second patent suit against WCL with respect to a patent that is a continuation of the patents at issue in the prior litigation. The two actions have been consolidated. The Company believes that it has not infringed the patents at issue and intends to defend its interest vigorously. The Company has also raised various defenses, including patent invalidity. The parties were engaged in court-sponsored mediation, but those negotiations failed to result in a settlement. The parties are proceeding with discovery.

      Summary

      The Company is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, upon the advice of legal counsel, the ultimate resolution of all claims, legal actions, and complaints, after consideration of amounts accrued, insurance coverage, or other indemnification arrangements, is not expected to have a materially adverse effect upon the Company's future financial position or results of operations, although unfavorable outcomes in the items discussed above could significantly impact the Company's liquidity.

OTHER

      SBC

      SBC, the Company's largest customer (comprising 47 percent and 37 percent of Network's revenues for the year ended December 31, 2002 and 2001, respectively), may terminate its provider agreements with the Company if any of the following occurs:

      - the Company begins to offer retail long distance voice transport or local exchange services on its network, except in limited circumstances;

      - the Company materially breaches its agreements with SBC, causing a material adverse effect on the commercial value of the relationship to SBC; or

      -     the Company has a change of control without SBC's consent.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      On September 25, 2002, the Bankruptcy Court approved the Stipulation Agreement between the Company and SBC conditioned upon the consummation of the Plan. The Stipulation Agreement provided for the necessary SBC approval of the Plan and resolved change-of-control issues that SBC had raised regarding WCG's spin-off from TWC. At the same time, SBC and WCL executed amendments to their provider agreements that more clearly specify the products and services for which WilTel is the preferred provider, establish pricing methodologies, and establish tracking mechanisms and criteria for ensuring performance of both parties under the agreements. SBC notified the Company prior to the Effective Date that it believed the conditions to the Stipulation Agreement may not have been satisfied because, among other things, the terms of the Escrow Agreement (described in Note 2) may have constituted a material modification of the Plan. In December 2002, the terms of the Escrow Agreement were satisfied. Therefore, the Company believes all conditions to effectiveness of the Stipulation Agreement have been satisfied and that the Company and SBC will be able to continue their business relationship as contemplated under the amendments to the provider agreement.

      The provider agreements state that upon SBC receiving authorization from the FCC to provide long distance services in any state in its traditional telephone exchange service region, SBC has the option to purchase from WilTel at net book value all voice or data switching assets that are physically located in that state and of which SBC has been the primary user. The option must be exercised within one year of the receipt of authorization. WilTel then would have one year after SBC's exercise of the option to migrate traffic to other switching facilities, install replacement assets and complete other transition activities. This purchase option would not permit SBC to acquire any rights of way that WilTel uses for its network or other transport facilities it maintains. This option has not been exercised and is no longer available for some states where early authorization was received. Upon termination of the provider agreements with SBC, SBC has the right in certain circumstances to purchase voice or data switching assets, including transport facilities, of which SBC's usage represents 75 percent or more of the total usage of these assets.

      The Company may terminate the provider agreements if either of the following occurs:

      -     SBC has a change of control; or

      - there is a material breach by SBC of the agreements, causing a material adverse effect on the commercial value of the relationship to the Company.

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

22. FINANCIAL INSTRUMENTS

FAIR VALUE METHODS

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

            Cash and cash equivalents: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

            Notes receivables less allowance: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

            Long-term debt: The carrying amounts reported in the balance sheet approximate fair value due to the long-term debt outstanding being primarily variable-rate debt.

                        WILTEL COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONCENTRATION OF CREDIT RISK

            The Company's cash equivalents include high-quality securities placed with various major financial institutions with high credit ratings. The Company's investment policy limits its credit exposure to any one issuer/obligor.

            The Company's customers include numerous corporations. The Company serves a wide range of customers, of which SBC comprises approximately 24% of its net accounts receivable balance as of December 31, 2002. There are no other customers which are individually significant to its business. While sales to these various customers are generally unsecured, the financial condition and creditworthiness of customers are routinely evaluated.

                        WILTEL COMMUNICATIONS GROUP, INC.
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

            As a consequence of consummating the Plan (as defined in Note 2) in October 2002, the 2002 financial results have been separately presented under the label "Predecessor Company" for periods prior to November 1, 2002 and "Successor Company" for the two-month period ended December 31, 2002 as required by SOP 90-7.

            Summarized quarterly financial data are as follows (in thousands, except per share amounts) and reflects the reclassification of the extraordinary gain reported in 2001 to continuing operations due to the early adoption of SFAS No. 145 as described in Note 1 to the consolidated financial statements.

                                                               FIRST           SECOND          THIRD           FOURTH
 2002                                                         QUARTER         QUARTER         QUARTER         QUARTER
                                                            ------------    ------------    ------------    ------------
 SUCCESSOR COMPANY:

 TWO MONTHS ENDED DECEMBER 31, 2002
 Revenues ..............................................                                                    $    191,656
 Cost of sales .........................................                                                         171,605
 Loss from operations ..................................                                                         (55,072)
 Net loss ..............................................                                                         (61,049)
 Basic and diluted loss per common share:
   Net loss ............................................                                                           (1.22)

 PREDECESSOR COMPANY:

 TEN MONTHS ENDED OCTOBER 31, 2002
 Revenues ..............................................    $    298,593    $    293,111    $    306,148    $    102,155
 Cost of sales .........................................         259,401         258,220         268,287          76,497
 Loss from operations ..................................        (166,013)       (200,892)       (158,540)        (45,046)
 Income (loss) from continuing operations ..............        (283,301)       (293,080)       (224,773)      2,132,349
 Cumulative effect of change in accounting principle ...              --              --              --          (8,667)
 Net income (loss) .....................................        (283,301)       (293,080)       (224,773)      2,123,682
 Basic and diluted earnings (loss) per common share:
  Income (loss) from continuing operations
   attributable to common stockholders .................            (.58)           (.59)           (.45)           4.26
  Cumulative effect of change in accounting principle ..              --              --              --            (.01)
  Net income (loss) attributable to common stockholders             (.58)           (.59)           (.45)           4.25

                                                               FIRST            SECOND           THIRD            FOURTH
  2001                                                        QUARTER          QUARTER          QUARTER          QUARTER
                                                            ------------     ------------     ------------     ------------
  Revenues .............................................    $    276,064     $    281,338     $    297,776     $    330,343
  Cost of sales ........................................         254,858          246,739          244,173          283,685
  Loss from operations .................................        (141,631)        (146,795)        (368,372)      (2,887,568)
  Net loss .............................................        (302,174)        (245,740)        (268,331)      (2,994,112)
  Basic and diluted loss per common share:
    Net loss attributable to common stockholders .......            (.65)            (.51)            (.55)           (6.09)

      The sum of losses per share for the four quarters may not equal the total loss per share for the year due to changes in the average common shares outstanding.

   SUCCESSOR COMPANY:

      Fourth quarter 2002 net loss includes asset impairments and restructuring charges of $8.6 million primarily for severance related expenses (see Note 7).

                        WILTEL COMMUNICATIONS GROUP, INC.
               QUARTERLY FINANCIAL DATA (UNAUDITED) - (CONTINUED)

      PREDECESSOR COMPANY:

      First, second, third and fourth quarter 2002 income (loss) from continuing operations includes asset impairments and restructuring charges of $11.2 million, $2.2 million, $1.8 million and $13.3 million, respectively, primarily for severance related expenses (see Note 7). Income (loss) from continuing operations also includes reorganization expenses, net of $7.3 million, $56.3 million and $52.3 million for first, second and third quarter 2002, respectively, and reorganization income, net of $2.2 billion for fourth quarter 2002 as a result of WCG's reorganization under the Bankruptcy Code (see Note 4). The cumulative effect of change in accounting principle in fourth quarter 2002 of $8.7 million (net of a zero tax provision) relates to the adoption of SFAS No. 143 relating to asset retirement obligations as part of its fresh start accounting (see Note 14).

      First, second, third and fourth quarter 2001 net loss includes loss from write-downs of certain investments of $59.2 million, $34.5 million, $42.0 million and $71.9 million, respectively (see Note 11). Third quarter 2001 net loss also includes equity losses relating to iBEAM of $20.0 million. Third and fourth quarter 2001 net loss includes asset impairments and restructuring charges of $191.3 million and $2.8 billion, respectively (see Note 7). The third quarter 2001 net loss includes a $45.1 million gain from the sale of ATL. Fourth quarter 2001 net loss includes a gain on sale of assets of $46.1 million. A gain of $223.7 million and $73.2 million was included in net loss for the third and fourth quarters 2001, respectively, related to purchasing a portion of WCG's senior redeemable notes in the open market at a favorable price (see Note 15).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        DIRECTORS AND EXECUTIVE OFFICERS

      The term of each director expires at the Company's annual stockholders' meeting in 2003. Unless otherwise indicated, all directors have held office since October 15, 2002. The Stockholders Agreement between the Company and Leucadia includes obligations between those parties that impact the nomination and election of directors (see Item 1(d) "Other Information--Overview of the Chapter 11 Case--Capitalization, Corporate Governance, and Leucadia Agreements").

JEFF K. STOREY, AGE 42

      Director since October 31, 2002. Mr. Storey has served as President and CEO of the Company since October 31, 2002. He served as Vice President and General Manager of Operations from May 2002 until October 2002 and Senior Vice President of Operations from September 2000 until July 2002, during which time he was responsible for all network operations of the Company. From January 2000 to September 2000 he served the Company as Vice President of Local Access, responsible for developing and implementing the Company's access strategy. From May 1999 until January 2000 he was Executive Director of the Company's voice services. Before joining the Company in 1999, he was Vice President of Commercial Services for Cox Communications from March 1998 until May 1999. From 1994 until 1998 he served as Vice President and General Manager for Cox Fibernet.

JOHN PATRICK COLLINS, AGE 60

      Mr. Collins is an attorney and private investor and, since 1995, has been CEO and Managing Director of Collins & McIlhenny, Inc., an NASD member firm formed to provide private capital placement and financial advisory services to small and middle market oil and gas producers. Prior thereto (1982 - 1993), Mr. Collins was Chairman of the Board and CEO of Plains Resources Inc., a publicly traded oil & gas company. Mr. Collins is also a director of the Oklahoma Independent Petroleum Association.

IAN M. CUMMING, AGE 62

      Mr. Cumming is Chairman of the Board of the Company and from October 15, 2002, through October 30, 2002, served as interim President and CEO of the Company. Mr. Cumming has served as Chairman of the Board of Leucadia since June 1978. Mr. Cumming is a director of Allcity Insurance Company, a property and casualty insurer, and MK Gold Company, an international mining company, both subsidiaries of Leucadia. Mr. Cumming is also Chairman of the Board of The FINOVA Group Inc., a middle market lender in which Leucadia holds an indirect 25 percent equity interest and a director of Skywest, Inc., a Utah-based regional air carrier. He is also a director of HomeFed Corporation, a publicly held real estate development company, in which Leucadia has an approximate 30 percent equity interest and Carmike Cinemas, Inc., a publicly held motion picture exhibitor in the United States, in which Leucadia has an approximate 11 percent equity interest.

WILLIAM H. CUNNINGHAM, AGE 59

      Mr. Cunningham is a professor of marketing at The University of Texas at Austin. From 1992 until June 2000 he served as Chancellor (CEO) of The University of Texas System. Mr. Cunningham serves as a director for the following companies: Jefferson-Pilot Corporation; Southwest Airlines; Introgen Therapeutics; and LIN Television. Mr. Cunningham served as President and CEO from December 2000 until September 2001 of IBT Technologies, a privately held e-learning start-up company that filed a Chapter 7 petition for bankruptcy on

                                     III-1

December 17, 2001, and is currently being liquidated. He also served that company as chairman of the board from January 2000 until December 17, 2001.

MICHAEL DIAMENT, AGE 34

      Mr. Diament is a portfolio manager and director of bankruptcies and restructurings for Renegade Swish, LLC, an investment management firm and affiliate of Acme Widget, LP, at which Mr. Diament held a similar position from January 2001 through December 2002. From February 2000 until January 2001 he was a senior research analyst for Sandell Asset Management, an investment management firm. Mr. Diament served as Vice President of Havens Advisors, an investment management firm, from July 1998 until January 2000.

ALAN J. HIRSCHFIELD, AGE 67

      Mr. Hirschfield is a private investor. From 1992 until 2000, he served as Co-CEO of Data Broadcasting Corporation, now Interactive Data Corporation, a global provider of financial and business information to institutional and retail investors, following a merger completed in February 2000. Mr. Hirschfield is a director of Interactive Data Corporation (formerly Data Broadcasting Corporation), Cantel Medical Corporation, J Net Enterprises Inc., and Carmike Cinemas, Inc.

JEFFREY C. KEIL, AGE 59

      Mr. Keil has served as President and CEO of Ellesse, LLC, an advisory company, since July 2001. From January 1998 through June 2001 he served as chairman of the executive committee of International Real Returns, LLC, an advisory company. From 1996 until January 1998 Mr. Keil was a general partner with Keil Investment Partners, a private fund that invested in the financial sector in Israel. He is a director of Anthracite Capital, Inc., a real estate investment trust.

MICHAEL P. RESSNER, AGE 54

      Mr. Ressner served as a senior finance executive for Nortel Networks, Inc., a global Internet and communications company, from 1981 to 2002, including Vice President and General Manager from 2000 to 2001; Vice President of Finance from 1999 to 2000; and Vice President of Finance and CFO of two business units from 1994 until 1998. He is also a director for Entrust, Inc., a global provider of Internet security services.

JOSEPH S. STEINBERG, AGE 59

      Mr. Steinberg has served as a director of Leucadia since December 1978 and as President of Leucadia since January 1979. Mr. Steinberg is President and director of The FINOVA Group Inc. He is also a director of White Mountains Insurance Group, Ltd, a publicly traded insurance holding company in which Leucadia has less than a 5 percent equity interest. He is a director of MK Gold Company and Jordan Industries, Inc., a public company that owns and manages manufacturing companies, in which Leucadia has an approximate 10 percent equity interest. Mr. Steinberg is chairman of HomeFed Corporation and a director of Allcity Insurance Company.

CANDICE L. CHEESEMAN, AGE 47

      Ms. Cheeseman is General Counsel and Secretary and has served in that capacity since December 10, 2002. From January 1999 until December 2002, Ms. Cheeseman held various positions within the Company's legal department, including senior counsel for Williams Communications Solutions. Prior to joining the Company in 1999, she was senior attorney for Marriott International.


                                     III-2

MARDI FORD DE VERGES, AGE 49

      Ms. de Verges is Vice President and Treasurer and has served in that capacity since December 10, 2002. She has held various finance and management positions since joining the Company in June 2000. From 1989 until June 2000 she held various management and finance positions with CITGO Petroleum Corporation.

KEN KINNEAR, AGE 41

      Mr. Kinnear, a certified public accountant, is Vice President and Controller of WilTel and has served in that capacity since December 10, 2002. Mr. Kinnear has responsibility as the Company's Principal Financial Officer and Chief Accounting Officer. From May 18, 2000, until December 2002, he served as Vice President, Controller, and Chief Accounting Officer of WCG, and served as Director of Accounting and Reporting from 1998 to May 2000.

H. E. SCRUGGS, AGE 45

      Mr. Scruggs is Senior Vice President--Corporate of WilTel, and has held that position since October 15, 2002. Mr. Scruggs is a Vice President of Leucadia and has served in that capacity since August 2002, as well as from March 2000 until January 2002. Mr. Scruggs has also served as an officer of various subsidiaries of Leucadia since 1995.

           COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who beneficially own more than 10 percent of the Company's stock to file certain reports with the SEC concerning their beneficial ownership of the Company's equity securities. The SEC regulations also require that a copy of all such Section 16(a) forms filed be furnished to the Company by the executive officers, directors, and greater than 10 percent stockholders. Based solely upon on a review of the copies of the forms furnished to us and written representations from our executive officers, directors and greater than 10 percent stockholders, we believe that during the year ended December 31, 2002, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis, except as follows: H. Brian Thompson, director of WCG until October 15, 2002, filed an amended Form 5 for 2001 on May 21, 2002, to report the purchase of 50,000 shares of the Class A Common Stock of WCG on October 1, 1999. This transaction should have been reported on an October 1999 Form 4. Additionally, Mr. Thompson's amended Form 5 for 2001 reported the November 10, 2001, purchase of 2,000 shares of the Class A Common Stock of WCG held indirectly in trust for his granddaughter, for which he disclaimed beneficial ownership. This transaction should have been reported on a November 2001 Form 4. On February 10, 2003, former WCG director and CEO Howard E. Janzen filed a Form 5 for 2002 to report holdings of 4,871 shares of WilTel's common stock that should have been reported on a Form 3 within ten days of October 15, 2002, the Effective Date of the Plan. Mr. Janzen's resignation as director of WilTel was effective as of October 16, 2002, thus he was subject to Section 16 on October 15, 2002. As of October 16, 2002, Mr. Janzen was no longer subject to Section 16.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

      The following table provides certain summary information concerning compensation of WilTel's current and former Chief Executive Officers, the former Chief Executive Officer of WCG, and each of the five other most highly compensated executive officers of WilTel or WCG for the three fiscal years ended December 31, 2002.


                                     III-3

                           SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                             -----------------------------------     ---------------------------
                                                                                     RESTRICTED         STOCK
                                                                                       STOCK            OPTION
                                                                      BONUS (YR.     AWARDS (YR.        SHARES          ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR       SALARY       EARNED) (1)     EARNED) (2)        WCG (3)       COMPENSATION
---------------------------                  ----       ------       -----------     -----------        -------       ------------
CURRENT OFFICERS:

JEFF K. STOREY                               2002    $    270,288    $      1,000    $          0               0    $   520,690 (4)
 WilTel President and
 Chief Executive Officer
  (since October 31, 2002)

KEN KINNEAR                                  2002    $    160,961    $      1,000    $          0               0    $    90,860 (4)
 Vice President and Controller
  (since December 10, 2002)

MARDI FORD DE VERGES                         2002    $    150,350    $      1,000    $          0               0    $    84,695 (4)
 Vice President and Treasurer
  (since December 10, 2002)

CANDICE L. CHEESEMAN                         2002    $    123,784    $      1,000    $          0               0    $    66,425 (4)
 General Counsel and Secretary
  (since December 10, 2002)

FORMER OFFICERS:

IAN M CUMMING (5)                            2002    $          0    $          0    $          0               0    $         0
 Interim President and Chief
 Executive Officer
  (from October 16, 2002 -
   October 31, 2002)

HOWARD E. JANZEN                             2002    $    416,000    $      1,000    $          0               0    $12,924,098 (6)
 Chairman of the Board, President            2001    $    520,000    $          0    $    269,200         868,095    $    10,200 (7)
 and Chief Executive Officer                 2000    $    500,000    $    446,393    $          0         100,000    $    11,466 (7)
  (until October 16, 2002)

SCOTT E. SCHUBERT                            2002    $    320,000    $      1,000    $          0               0    $ 8,352,569 (6)
 Chief Financial and Corporate               2001    $    320,000    $     53,198    $     53,198         196,513    $    10,200 (7)
 Services Officer                            2000    $    272,961    $    107,727    $    385,000          81,800    $    11,466 (7)
  (until December 10, 2002)

FRANK M. SEMPLE                              2002    $    322,320    $      1,000    $          0               0    $ 4,447,571 (6)
 Chief Operating Officer                     2001    $    322,320    $     56,574    $    216,306       1,331,130    $    10,200 (7)
  (until November 1, 2002)                   2000    $    300,000    $    169,963    $    985,017         125,000    $    11,466 (7)

(1) Each named executive officer was awarded $1,000 in 2002 as part of the All Employee Bonus Plan. 2001 amounts exclude that portion of the 2001 executive incentive compensation program award that was paid in deferred share awards. Half of the 2001 award was paid in cash and the other half was paid in deferred share awards of WCG stock. Deferred share awards are reported in the Restricted Stock Awards column. Pursuant to the Confirmation Order (see Item 1(d) "Other Information--Overview of the Chapter 11 Proceedings", above) all equity interests in WCG, including WCG Common Stock, were cancelled as of the Effective Date (October 15, 2002) and thus have no monetary value as of that date.


                                     III-4

(2) Amounts reported in this column consist of (a) the dollar value as of the date of grant of WCG's deferred share awards under the terms of WCG's 1999 Stock Plan (a WCG incentive compensation plan that permitted the grant of, among other things, stock options and deferred stock; this plan is no longer in effect pursuant to the cancellation of all equity interests in WCG as of the Effective Date) and (b) the value of awards granted pursuant to a then existing executive incentive compensation program at the time of grant. Half of the awards under the executive incentive compensation program were converted to WCG stock using the closing price of WCG stock on the date of grant for awards made in 2001 as follows: Mr. Janzen - 213,651 shares valued at $1.26 per share; Mr. Schubert - 42,221 shares valued at $1.26 per share; Mr. Semple - 44,901 shares valued at $1.26 per share. For Mr. Semple, amount in 2001 also consists of the dollar value of deferred share awards of WCG stock under an executive incentive compensation program for prior years (1994, 1996, 1997, and 1998 respectively) which were converted from TWC stock to WCG stock on April 23, 2001, in each case, based on the price of TWC stock on the date of grant: 2,350 TWC shares converted to 23,556 shares of WCG stock which vested on December 2, 1997, valued at $0.9238 per share; 2,120 TWC shares converted to 21,250 shares of WCG stock which vested on December 31, 1999, valued at $2.0015 per share; 4,163 TWC shares converted to 41,729 shares of WCG stock which vested on January 22, 1998 valued at $2.2871 per share; and 1,283 TWC shares converted to 12,861 shares of WCG stock which vested on December 31, 2001, valued at $3.0453 per share. For fiscal year 2000, amounts consist of a deferred share award of 20,000 shares of WCG stock awarded for retention purposes on September 22, 2000, under WCG's 1999 Stock Plan to each of Messrs. Schubert and Semple, valued at $385,000, based on the closing price of WCG stock on the date of grant. For Mr. Semple, the 2000 amount also reflects a deferred share award of 17,329 shares of WCG stock on January 24, 2000 granted under the terms of WCG's 1999 Stock Plan with performance based vesting, valued at $34.625 per share (the closing price of WCG stock on the date of grant) (aggregate of $600,017). Pursuant to the Confirmation Order (see Item 1(d) "Other Information--Overview of the Chapter 11 Proceedings", above) all equity interests in WCG, including WCG Common Stock, were cancelled as of the Effective Date (October 15, 2002) and thus have no monetary value as of that date. No restricted stock awards for WilTel common stock were granted in 2002.

(3) No WilTel or WCG stock options were awarded in 2002. Mr. Janzen's options to purchase shares reflect 601,428 WCG options converted from options of TWC in the spin-off of WCG from TWC on April 23, 2001; 200,000 options awarded on April 24, 2001; and 66,667 options awarded on November 31, 2001. Mr. Schubert's options to purchase shares reflect 75,179 WCG options converted from TWC options at the spin-off of WCG from TWC on April 23, 2001; 88,000 options awarded on April 24, 2001, and 33,334 options awarded on November 30, 2001. Mr. Semple's options to purchase shares reflect 1,177,797 WCG options converted from TWC options at the spin-off of WCG from TWC on April 23, 2001; 120,000 options awarded on April 24, 2001, and 33,333 options awarded on November 30, 2001. As of October 15, 2002, all equity interests in WCG were cancelled and thus have no monetary value as of that date.

(4) Each named executive officer received a restructuring incentive award, each of which provided that 25 percent of the award be paid in 2002 and 75 percent of the award be paid in April 2003. The total restructuring incentive awards are as follows: Mr. Storey - $510,000; Mr. Kinnear - $80,000; Ms. de Verges - $75,000; Ms. Cheeseman - $58,452. Additional amounts represent contributions made by the Company to a defined contribution plan.

(5) Mr. Cumming served as Interim President and Chief Executive Officer and received no compensation from WilTel for such services. Mr. Cumming currently serves as Chairman of the Board.

(6) For Mr. Janzen, this amount consists of $11,012,323 pursuant to a retention bonus agreement including $4,875,486 as a tax gross-up, $780,000 restructuring incentive award, $1,041,775 severance payment, $78,000 for unused paid-time-off and $12,000 in contributions made by the Company to a defined contribution plan. For Mr. Schubert, this amount consists of $7,860,569 pursuant to a retention bonus agreement including $3,480,110 as a tax gross-up, $480,000 restructuring incentive award, and $12,000 in contributions made by the Company to a defined contribution plan. For Mr. Semple, this amount consists of $3,952,091 pursuant to a retention bonus agreement including $1,749,709 as a tax gross-up, $483,480 restructuring incentive award, and $12,000 in contributions made by the Company to a defined contribution plan. Under the amended retention bonus agreements, any outstanding bonus amounts that remained at the time of the effective date of the Plan (October 15, 2002) will be paid out in four equal payments on each of the first through fourth anniversaries of the effective date. The restructuring incentive award was awarded to each executive officer listed above with the terms of such award providing that 25 percent of the award be paid in 2002 and 75 percent of the award be paid in April 2003. See "Employment Agreements and Change in Control Severance Plan," below for more information concerning agreements with each of Messrs. Janzen, Schubert, and Semple.

(7) Represents contributions made by the Company to a defined contribution plan.


                                     III-5

STOCK OPTION GRANTS IN LAST FISCAL YEAR

      No WilTel or WCG stock options were granted during fiscal year 2002.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

      Pursuant to the Plan, all equity interests in WCG, including all stock options that were outstanding, were cancelled as of the Effective Date (October 15, 2002). Thus, WCG options are not exercisable and have no monetary value.

RETIREMENT PLAN

      Prior to January 1, 2001, eligible employees participated in the TWC Pension Plan. Effective January 1, 2001, eligible employees participate in the Williams Communications Pension Plan (the "Pension Plan"). The Pension Plan is a noncontributory, tax-qualified defined benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended. The Pension Plan generally includes salaried employees who were employed before April 24, 2001, and who have completed one year of service. Executive officers participate in the Pension Plan on the same terms as other full-time employees.

      The Pension Plan is a cash balance pension plan. Account balances are credited with an annual employer contribution and quarterly interest allocations. Each year an employer contribution equal to a percentage of eligible compensation is allocated to an employee's pension account. Such percentage is based upon the employee's age according to the following table:

                                                                       PERCENTAGE OF ELIGIBLE PAY
                                                  PERCENTAGE OF            GREATER THAN THE
 AGE                                             ALL ELIGIBLE PAY      SOCIAL SECURITY WAGE BASE
 ---                                             ----------------      -------------------------
 30 or younger...........................               4.5%                       +1%
 30-39...................................               6.0%                       +2%
 40-49...................................               8.0%                       +3%
 50+.....................................              10.0%                       +5%

      For employees, including the executive officers named in the Summary Compensation Table, who were active employees and plan participants in the TWC Pension Plan on March 31, 1998, and April 1, 1998, and are now participants in the Pension Plan, the percentage of all eligible pay is increased by an amount equal to the sum of 0.3 percent multiplied by the participant's total years of service prior to March 31, 1998. Interest is credited to account balances quarterly at a rate determined annually in accordance with the terms of the plan. The normal retirement benefit is a monthly annuity based on an individual's account balance as of benefit commencement. The plan defines eligible compensation to include salary and bonuses. Normal retirement age is
65. Early retirement may begin as early as age 55. At retirement, employees are entitled to receive a single-life annuity or one of several optional forms of payment having an equivalent actuarial value to the single-life annuity.

      The Internal Revenue Code of 1986, as amended, currently limits the pension benefits that can be paid from a tax-qualified defined benefit plan, such as the pension plan, to highly compensated individuals. These limits prevent such individuals from receiving the full pension benefit based on the same formula as is applicable to other employees. As a result, the Company has adopted an unfunded supplemental retirement plan to provide a supplemental retirement benefit equal to the amount of such reduction to every employee, including the executive officers named in the Summary Compensation Table, whose benefit payable under the Pension Plan is reduced by Internal Revenue Code limitations.


                                     III-6

      Total estimated annual benefits payable at normal retirement age (assuming continued service through normal retirement age for current officers and no future service for former officers) under the cash balance formula from both the tax qualified and the supplemental retirement plans are as follows:

                 Jeff K. Storey ........     $ 362,025
                 Ken Kinnear ...........     $ 171,120
                 Mardi Ford de Verges ..     $  77,746
                 Candice L. Cheeseman ..     $  75,694
                 Howard E. Janzen ......     $ 185,841
                 Scott E. Schubert .....     $  23,978
                 Frank M. Semple .......     $ 111,201

COMPENSATION OF DIRECTORS

      Directors who are employees of the Company receive no additional compensation for service on the Board of Directors or Committees of the Board. Non-employee directors receive an annual retainer of $32,500 paid in quarterly installments in advance. The Chairman of the Audit Committee is paid an additional annual retainer of $5,000 payable quarterly at the same time as the Director annual retainer. Non-employee directors also receive $1,000 for each Board or committee meeting attended in person and $500 for each Board or committee meeting attended by teleconference. Each director is entitled to reimbursement for out-of-pocket expenses incurred for each meeting.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL SEVERANCE PLAN

      A consultation agreement between WilTel and Mr. Howard E. Janzen effective October 15, 2002, provides that, following Mr. Janzen's resignation as an officer, employee, and director of WilTel effective October 16, 2002, he will provide consultation services for Company matters that require his direct and immediate input. In exchange Mr. Janzen will receive $400,000 over the next four years to be paid in annual installments of $100,000 beginning October 2002 and ending October 2005. The agreement also provides for Mr. Janzen to retain all benefits and rights to which he was vested and entitled on the Effective Date of the Plan.

      An employment agreement between Williams Communications, LLC and Scott E. Schubert effective December 10, 2002, provides that Mr. Schubert will serve as a senior executive of WilTel (but not an executive officer) with no change to the compensation and benefits to which he is entitled, and that he will no longer serve as Chief Financial and Corporate Services Officer of WilTel. On or after June 27, 2003, Mr. Schubert's employment may be terminated immediately upon notice either by him or WilTel. In the event of such termination he will receive severance benefits equal to those that he would have been entitled to receive as Chief Financial and Corporate Services Officer under the Williams Communications Group, Inc. Severance Protection Plan, as if his employment had involuntarily terminated due to Severance, as that term is defined in the plan. WilTel reserves the right to terminate Mr. Schubert's employment before June 27, 2003. In that event, he will receive the total compensation, benefits and severance he is entitled to under the Williams Communications Group, Inc. Severance Protection Plan totaling $637,909.74 in severance and other benefit costs, unless terminated for Cause, as defined in such plan. Mr. Schubert has tendered his resignation to be effective on April 1, 2003.

      An employment agreement between Williams Communications, LLC and Frank M. Semple effective November 1, 2002, provides that Mr. Semple will serve as a senior executive of WilTel (but not an executive officer) with no change to the compensation and benefits to which he is entitled, and that he will no longer serve as Chief Operating Officer of WilTel. On May 1, 2003, his employment may be terminated either by himself or by WilTel. In the event of such termination, he will receive severance benefits equal to those that he would have been entitled to receive as Chief Operating Officer under the Williams Communications Group, Inc. Severance


                                     III-7

Protection Plan, as if his employment had involuntarily terminated due to Severance, as that term is defined in the plan. WilTel reserves the right to terminate Mr. Semple's employment before May 1, 2003. In that event, he will receive the total compensation, benefits and severance he is entitled to under the Williams Communications Group, Inc. Severance Protection Plan totaling $485,404.74 in severance and other benefit costs, unless terminated for Cause, as defined in such plan.

      The Williams Communications Group, Inc. Severance Protection Plan provides severance benefits for employees who are terminated because of a reduction in force or job elimination and who are not participants in the Williams Communications Group, Inc. Change in Control Severance Protection Plan I or II. The severance benefit for the Chief Executive Officer is a lump sum payment equal to 200 percent of annual base salary. The severance benefit for the senior vice president level is a lump sum payment equal to 150 percent of the annual base salary, and for the vice president level a lump sum payment equal to 100 percent of the annual base salary. Pursuant to their agreements with WilTel outlined above, Mr. Janzen received, and Messrs. Schubert and Semple may receive, severance benefits under this plan.

      The Williams Communications Group, Inc. Change in Control Severance Protection Plan II provides severance benefits to eligible employees including the current WilTel executive officers listed by title in the Summary Compensation Table, except for the Chief Executive Officer, who is an eligible employee of Change in Control Severance Protection Plan I, below. A participant in Plan II is eligible for benefits in exchange for a release of claims against the Company and certain other agreements if, within two years following a change in control of WCG, his or her employment is terminated (i) involuntarily other than for Cause, death, Disability, or the Sale of a Business, or (ii) voluntarily for Good Reason, as each capitalized term is defined in this plan. Eligible employees are full-time or part-time regular employees at the time a "Change in Control" occurs, as that term is defined in this plan. For the limited purpose of participation in this plan, a Change in Control as defined in the plan includes, among other things, an incidence of any person becoming the owner of 25 percent or more of the voting securities of the Company, as Leucadia did on October 15, 2002. The severance benefit provides a benefit that ranges from two weeks to 24 months of base salary plus target incentive. It also provides that the Company will pay an additional lump sum equivalent to a participant's applicable COBRA premium for the period of time for which a participant receives a severance benefit.

      The Williams Communications Group, Inc. Change in Control Severance Protection Plan I provides severance benefits to certain named employees including the current Chief Executive Officer of WilTel. This Plan provides severance benefits if, within two years following a Change in Control, as defined in this plan, the participant's employment is terminated (i) involuntarily other than for Cause, Disability, death, Retirement, or the Sale of a Business, or (ii) voluntarily for Good Reason, as each capitalized term is defined in this plan. For the limited purpose of participation in this plan, a Change in Control as defined in the plan includes, among other things, an incidence of any person becoming the owner of 25 percent or more of the voting securities of the Company, as Leucadia did on October 15, 2002. Eligible employees under this Plan are not eligible to participate in the Williams Communications Group, Inc. Severance Protection Plan or Change in Control Severance Plan II described above. Eligible employees under this Plan who have waived their participation therein are eligible to participate in the Williams Communications Group, Inc. Severance Protection Plan described above.

      The Williams Communications, LLC Restructuring Incentive Plan (the "Restructuring Incentive Plan") provided a retention incentive for designated employees who were determined by the WCG Board of Directors to be necessary to the success of the restructuring of the Company. Payments under the plan were contingent upon participants' employment on the Effective Date of the Plan. Participants in the Restructuring Incentive Plan entered into Restructuring Incentive Agreements with Williams Communications, LLC. Under the agreements, participants received 25 percent of the award following October 15, 2002, and will receive the balance in April 2003. The Restructuring Incentive Plan will automatically terminate when all payments have been made.


                                     III-8

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee is comprised of Messrs. Collins, Diament, Hirschfield, and Keil. No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during 2002. No member of the Compensation Committee is a former officer of the Company or any of its subsidiaries. No member of the Compensation Committee has a direct or indirect material interest in any transaction to which the Company or any of its subsidiaries was or is to be a party in which the amount involved exceeds $60,000. No member of the Compensation Committee is a director or executive officer of any business or entity with a material business relationship with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The Company does not have any equity compensation plans.

      The following table sets forth the number of shares of WilTel common stock and the percentage represented by such number of each person who is known to the Company to own beneficially 5 percent or more of the Company's common stock as of February 28, 2003. Based upon a review of filings made with the SEC, the Company believes that no other person beneficially owns 5 percent or more of the Company's common stock.

                                                         NUMBER OF      PERCENT
      TITLE OF CLASS           NAME AND ADDRESS            SHARES      OF CLASS
      --------------    -----------------------------    ----------    --------
      Common Stock      Leucadia National Corporation     23,700,000     47.4%
                        315 Park Avenue South
                        New York, New York  10010

The following table sets forth, as of February 13, 2003, the amount of common stock of the Company beneficially owned by each of the Company's directors, each of its executive officers named in the Summary Compensation Table, and by all directors and executive officers as a group. Unless otherwise indicated, each beneficial owner has sole voting and sole investment power with respect to their respective shares. In addition, unless otherwise indicated, the address of each beneficial owner named below is c/o WilTel Communications Group, Inc, One Technology Center, Tulsa, Oklahoma 74103.


                                                                 SHARES OF
                                                                COMMON STOCK           PERCENT
                                                               OWNED DIRECTLY             OF
         NAME OF INDIVIDUAL OR GROUP                         OR INDIRECTLY (1)          CLASS
 -----------------------------------------                   -----------------          -----
 Candice L. Cheeseman................................                --                   --
 John Patrick Collins................................             2,611                   *
 Ian M. Cumming (1)..................................                --                   --
 William H. Cunningham...............................                --                   --
 Mardi Ford de Verges................................                --                   --
 Michael Diament.....................................                --                   --
 Alan J. Hirschfield.................................                --                   --
 Howard E. Janzen (2)................................             4,871                   *
 Jeffrey C. Keil.....................................                --                   --
 Ken Kinnear ........................................               104                   *
 Michael P. Ressner .................................                --                   --
 Scott E. Schubert (3)...............................               14,425                *
 H. E. Scruggs                                                       --                   --
 Frank M. Semple (4).................................                --                   --
 Joseph S. Steinberg (1).............................                --                   --
 Jeff K. Storey......................................                --                   --
 ALL DIRECTORS AND EXECUTIVE OFFICERS AS A
   GROUP (16 PERSONS)  ..............................            22,011 (1)               *(1)

---------
*     Less than 1 percent


                                     III-9

(1) Although neither Mr. Cumming nor Mr. Steinberg directly owns any shares of the Company's common stock, by virtue of their ownership of approximately
      16.9 percent and 15.7 percent interests, respectively, in Leucadia (as of January 14, 2003), each may be deemed to be the indirect beneficial owner of shares of the Company's common stock beneficially owned by Leucadia. Mr. Cumming and Mr. Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of Leucadia. The business address of each of Mr. Cumming and Mr. Steinberg is c/o Leucadia National Corporation, 315 Park Avenue South, New York, NY 10010.

(2) Howard E. Janzen, former Chief Executive Officer, President, and Director of WCG resigned as an officer, employee, and director of WilTel as of October 16, 2002.

(3) As of December 10, 2002, Scott E. Schubert no longer held the office of Chief Financial and Corporate Services Officer of the Company. Mr. Schubert is currently a senior executive pursuant to an employment agreement with the Company as described in Item 11, above. Mr. Schubert has tendered his resignation as an employee to be effective April 1, 2003.

(4) As of November 1, 2002, Frank M. Semple no longer held the office of Chief Operating Officer of the Company. Mr. Semple is currently a senior executive pursuant to an employment agreement with the Company as described in Item 11, above.

      No director or officer beneficially owns any other equity securities of the Company or any of its subsidiaries.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                            EXECUTIVE OFFICER LOANS

      In prior years, TWC granted loans to employees, primarily executive officers, including employees of WCG. In conjunction with the spin-off from TWC, WCG acquired the loans of six WCG officers totaling $19.9 million. In June and December 2001, all loans to each individual were combined, due dates were extended, and interest rates were adjusted to the minimum allowable interest rate under applicable federal income tax laws. In July 2002 the loans were amended to set a minimum interest rate under applicable federal income tax laws and to change the maturity dates to the later of the original maturity dates (four years or less) or the fourth anniversary of the Effective Date.

                                           TOTAL INTEREST          LARGEST AMOUNT       PRINCIPAL
                                INTEREST      OVER TERM             OUTSTANDING        OUTSTANDING
    NAME                          RATE         OF LOAN              DURING 2002        12/31/2002
    ----                          ----         -------              -----------        ----------
    John C. Bumgarner            5.02%      $ 1,882,718.08        $ 7,178,119.68      $         0.00
    Gerald L. Carson             3.97%      $   341,297.88        $ 1,194,138.96      $   743,573.83
    Howard E. Janzen             3.97%      $ 1,646,199.13        $ 5,779,369.38      $ 3,598,733.44
    Frank M. Semple              3.97%      $   550,268.18        $ 2,074,094.22      $ 1,291,509.80
    James W. Dutton              3.97%      $    47,725.17        $   245,948.31      $   153,148.61
    Scott E. Schubert            3.97%      $ 1,117,590.40        $ 4,125,299.73      $ 2,568,767.12
                      TOTALS                $ 5,585,798.84        $20,596,970.28      $ 8,355,732.80

      Effective December 31, 2001, the Compensation Committee of the board of directors of WCG established a program to award annual retention bonuses over a period of five years in the aggregate amount of approximately $14 million to certain executives to be applied, after deduction of applicable withholding taxes, solely against their respective outstanding principal loan balances. The agreements executed under this program were subsequently amended in conjunction with the Plan.


                                     III-10

      Under the amended retention bonus agreements, WilTel reimbursed interest payments owed by executives as of January 1, 2002. In addition, WilTel became responsible for paying all taxes associated with interest and principal payments under the retention bonus agreements, as well as taxes incurred as a result of the payment of taxes by WilTel. Under a separate amendment, all retention bonus payments vested upon consummation of the transaction in the Plan but will still be paid out over the first through fourth anniversaries of the Effective Date. Payment will only accelerate upon death or disability. The payment of associated taxes is limited to an aggregate total of $20 million for all participants. Under the Leucadia agreement, any officers who were parties to retention bonus agreements were not eligible to participate in WilTel's otherwise applicable change in control severance plan. The Company recorded expense of $23.3 million for the ten months ended October 31, 2002 related to the retention bonus agreements.

    Total retention bonus amounts and payment schedule are as follows (in thousands):

                     TOTAL
                    RETENTION                   TOTAL                     AMOUNTS      AMOUNTS      AMOUNTS      AMOUNTS
                   BONUS BEFORE  TOTAL TAX    RETENTION      PAID IN     TO BE PAID   TO BE PAID   TO BE PAID   TO BE PAID
NAME                TAX GROSSUP   GROSSUP       BONUS          2002       IN 2003      IN 2004      IN 2005      IN 2006
----                -----------   -------       -----          ----       -------      -------      -------      -------
Gerald L. Carson    $    1,268   $    1,063   $    2,331   $      834   $      391   $      382   $      369   $      355
Howard E. Janzen    $    6,137   $    5,082   $   11,219   $    4,036   $    1,890   $    1,830   $    1,764   $    1,699
Frank M. Semple     $    2,202   $    1,834   $    4,036   $    1,448   $      678   $      660   $      637   $      613
James W. Dutton     $      261   $      229   $      490   $      172   $       81   $       82   $       79   $       76
Scott E. Schubert   $    4,381   $    3,412   $    7,793   $    2,881   $    1,291   $    1,252   $    1,207   $    1,162
  TOTALS            $   14,249   $   11,620   $   25,869   $    9,371   $    4,331   $    4,206   $    4,056   $    3,905

      On October 10, 2002, the Bankruptcy Court approved a settlement agreement between WCG and John C. Bumgarner, a former officer of WCG who participated in the TWC loan program. The Agreement provided that WCG would settle a $6.9 million employee loan plus accrued interest in return for the loan's collateral of 238,083 shares of TWC common stock and 195,798 shares of WCG common stock and approximately $7 million face value of WCG's Senior Redeemable Notes. The surrender of the Senior Redeemable Notes prevented any WilTel stock distribution under the Plan to Mr. Bumgarner. In addition, Mr. Bumgarner will provide consulting services, if required or requested by the Company, at no cost to the Company for a period of three years from the date of his retirement. The Company recorded a loss of approximately $7 million for the ten months ended October 31, 2002, related to this agreement.

OTHER RELATED PARTY TRANSACTIONS

      Ian M. Cumming and Joseph S. Steinberg, two directors of the Company, are the Chairman and President, respectively, and significant shareholders of Leucadia, which, as of October 28, 2002, beneficially owns 47.4 percent of the Company's outstanding common stock. H. E. Scruggs, Senior Vice President--Corporate of the Company, is an employee of Leucadia and does not receive compensation from the Company. Pursuant to the Plan, Leucadia purchased an aggregate of 44 percent of the Company's common stock by investing $150 million in the Company and purchasing the claims of TWC for $180 million (see
Item 1(d) "Other Information--Overview of the Chapter 11 Proceedings," above). Although the Plan, including the distribution of Company common stock to Leucadia, was consummated on October 15, 2002, under temporary authority from the FCC, the $330 million purchase price paid by Leucadia was placed in escrow in the form of irrevocable letters of credit pending final FCC approval. On December 2, 2002, upon the satisfaction of conditions of the escrow agreement when the Company received final FCC approval, the Company received the $150 million Leucadia investment.


                                     III-11

      On November 27, 2002, WilTel and Leucadia entered into a one-year Restructuring Services Agreement (the "Restructuring Services Agreement") effective as of October 16, 2002. Under the terms of the Restructuring Services Agreement, Leucadia provides advice to WilTel with respect to management, operations, future business opportunities, and other matters to be mutually determined between WilTel and Leucadia. Leucadia does not receive any compensation for services rendered under the Restructuring Services Agreement, but is reimbursed for all expenses incurred in connection with its performance under the Agreement.

      Ross K. Ireland was a director of WCG from January 25, 2001, until his resignation on February 5, 2002. At the time of his resignation as a WCG director, Mr. Ireland was Senior Executive Vice President for SBC. An SBC subsidiary purchases wholesale long distance service from the Company. Revenues from SBC totaling $514.9 million for the year ended December 31, 2002, represented approximately 47 percent of the Company's total revenues.


                                     III-12

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES

(a) Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) and (a)(2). The financial statements and financial statement schedules listed in the Index to the Consolidated Financial Statements below are filed as part of this report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  Covered by report of independent auditors:
    Report of Ernst & Young LLP, Independent Auditors.....................................................................    F-24
    Consolidated Balance Sheets as of December 31, 2002 (Successor Company) and 2001 (Predecessor Company)...............     F-25
    Consolidated Statements of Operations for the two months ended December 31, 2002 (Successor Company), the ten months ended October 31, 2002 (Predecessor Company) and the years ended December 31, 2001 and 2000 (Predecessor
       Company)...........................................................................................................    F-26
    Consolidated Statements of Stockholders' Equity (Deficit) for the two months ended December 31, 2002 (Successor
       Company), the ten months ended October 31, 2002 (Predecessor Company) and the years ended December 31, 2001 and
       2000 (Predecessor Company).........................................................................................    F-27
    Consolidated Statements of Cash Flows for the two months ended December 31, 2002 (Successor Company), the ten months ended October 31, 2002 (Predecessor Company) and the years ended December 31, 2001 and 2000 (Predecessor
       Company)...........................................................................................................    F-29
    Notes to Consolidated Financial Statements............................................................................    F-31
    Schedules for the two months ended December 31, 2002 (Successor Company), the ten months ended October 31, 2002
       (Predecessor Company) and the years ended December 31, 2001 and 2000 (Predecessor Company):
       I - Condensed financial information of Registrant..................................................................    V-1
       II - Valuation and qualifying accounts.............................................................................    V-15
  Not covered by report of independent auditors:
    Quarterly Financial Data (Unaudited)..................................................................................    F-73

      All other schedules have been omitted since the required information is not present or is not present in an amount sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(a)(3) and (c). The documents in the Exhibit List below are filed as part of this annual report.

                                  EXHIBIT LIST

EXHIBIT
 NUMBER                                   DESCRIPTION
 ------                                   -----------
2.1*                 Copy of the Order Confirming Second Amended Joint Plan of
                     Reorganization of Williams Communications Group, Inc. and
                     CG Austria, Inc. (filed as Exhibit 99.1 to the Williams
                     Communications Group, Inc. Current Report on Form 8-K dated
                     October 11, 2002 (the "October 11, 2002, 8-K"))

2.2*                 Second Amended Joint Plan of Reorganization of Williams
                     Communications Group, Inc. and CG Austria, Inc. (filed as
                     Exhibit A to Exhibit 99.2 to the Williams Communications
                     Group, Inc. Current Report on Form 8-K dated August 23,
                     2002)

2.3*                 Modifications to Second Amended Joint Chapter 11 Plan of
                     Reorganization of Williams Communications Group, Inc. and
                     CG Austria, Inc. (Attachment I to Order Confirming Second
                     Amended Joint Plan of Reorganization of Williams
                     Communications Group, Inc. and CG Austria, Inc.) (filed as
                     Exhibit 99.3 to the Williams Communications Group, Inc.
                     October 11, 2002, 8-K)

2.4*                 Consent Order in Aid of Consummation of Debtors' Second
                     Amended Joint Chapter 11 Plan of Reorganization (filed as
                     Exhibit 99.4 to the Williams Communications Group, Inc.
                     October 11, 2002, 8-K)

3.1* Charter of the Company, filed with the Secretary of State of the State of Nevada on October 14, 2002 (filed as
                     Exhibit 99.7 to the Company's Current Report on Form 8-K dated October 24, 2002 (the "October 24, 2002, 8-K"))

3.2* By-Laws of the Company, as amended, dated as of October 15, 2002 (filed as Exhibit 99.9 to the Company's October 24,
                     2002, 8-K)

4.1* Stockholders Agreement, dated as of October 15, 2002, between Leucadia National Corporation and the Company
                     (filed as Exhibit 99.6 to the Company's October 24, 2002,
                     8-K)

4.2*                 Registration Rights Agreement, dated as of October 15,
                     2002, between Leucadia National Corporation and the Company
                     (filed as Exhibit 99.10 to the Company's October 24, 2002,
                     8-K)

4.3*                 Co-Sale Agreement, dated as of October 15, 2002, between
                     Leucadia National Corporation and the Company (filed as
                     Exhibit 99.11 to the Company's October 24, 2002, 8-K)

10.1* Amended and Restated Alliance Agreement between Telefonos de Mexico, S.A. de C.V. and Williams Communications, Inc., dated May 25, 1999 (filed as Exhibit 10.2 to the Williams
                     Communications Group, Inc. Equity Registration Statement,
                     Amendment No. 8, dated September 29, 1999)

10.2*                Master Alliance Agreement between SBC Communications Inc.
                     and Williams Communications, Inc. dated February 8, 1999
                     (filed as Exhibit 10.10 the Williams Communications Group,
                     Inc. Equity Registration Statement, Amendment No. 1, dated
                     May 27, 1999)

10.3*                Transport Services Agreement dated February 8, 1999, among
                     Southwestern Bell Communication Services, Inc., SBC
                     Operations, Inc. and Williams Communications, Inc. (filed as Exhibit 10.11 to the Williams Communications Group,
                     Inc. Equity Registration Statement, Amendment No. 1, dated
                     May 27, 1999)

10.4*                Umbrella Agreement by and between DownTown Utilities Pty
                     Limited, WilTel Communications Pty Limited, Spectrum
                     Network Systems Limited, CitiPower Pty, Energy Australia,
                     South East Queensland Electricity Corporation Limited,
                     Williams Holdings of Delaware Inc. and Williams
                     International Services Company, dated June 19, 1998 (filed as Exhibit 10.27 to the Williams Communications Group, Inc.
                     Equity Registration Statement, Amendment No. 1, dated May
                     27, 1999)

10.5*                Sale and Purchase Agreement by and among Williams
                     Communications, LLC, Williams Learning Network, Inc.,
                     Williams Communications Solutions, LLC, Platinum Equity,
                     LLC, WCS Acquisition Corporation, and WCS Acquisition LLC, dated as of January 29, 2001 (filed as Exhibit 10.64 to the Williams Communications Group, Inc. Annual Report on Form
                     10-K for the year ended December 31, 2000, as filed on March 12, 2001)

10.6*                Amended and Restated Separation Agreement dated April 23,
                     2001, by and between The Williams Companies, Inc. and the Company (filed as Exhibit 99.1 to the Williams
                     Communications Group, Inc. Current Report on Form 8-K dated
                     May 3, 2001, (the "May 3, 2001, 8-K"))

10.7* Amended and Restated Administrative Services Agreement dated April 23, 2001, between The Williams Companies, Inc., and those certain subsidiaries of Williams collectively as the "Williams Subsidiaries" and the Company and those certain subsidiaries of the Company listed collectively as the "Communications Subsidiaries" (filed as Exhibit 99.2 to the Williams Communications Group, Inc. May 3, 2001, 8-K)

10.8* Sale and Purchase Agreement dated as of March 26, 2001, by and among WCS, Inc., Williams Communications, LLC, and
                     TELUS Communications Inc. (filed as Exhibit 10.78 to the
                     Williams Communications Group, Inc. Quarterly Report on
                     Form 10-Q for the quarter ended June 30, 2001, as filed on August 10, 2001)

10.9*                Stock Purchase Agreement dated as of June 24, 2001, by and among iBEAM Broadcasting Corporation, Williams
                     Communications, LLC, Allen & Company Incorporated, and Lunn
                     iBEAM, LLC (filed as Exhibit 10.81 to the Williams
                     Communications Group, Inc. Quarterly Report on Form 10-Q
                     for the quarter ended June 30, 2001, as filed on August 10,
                     2001)

10.10* Stockholders Agreement dated as of July 10, 2001, by and among Williams Communications, LLC, iBEAM Broadcasting
                     Corporation, the other stockholders iBEAM Broadcasting
                     Corporation and certain other parties (filed as Exhibit
                     10.82 to the Williams Communications Group, Inc. Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 2001, as filed on August 10, 2001)

10.11* Asset Sale Agreement dated as of October 11, 2001, by and between iBeam Broadcasting Corporation and Williams
                     Communications, LLC (filed as Exhibit 10.91 to the Williams
                     Communications Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed on April
                     1, 2002)

10.12* Debtor-in-Possession Credit and Security Agreement dated as of October 11, 2001, by and between iBeam Broadcasting
                     Corporation and Williams Communications, LLC (filed as
                     Exhibit

                     10.92 to the Williams Communications Group, Inc. Annual
                     Report on Form 10-K for the fiscal year ended December 31, 2001, as filed on April 1, 2002)

10.13*               Fee Letter dated October 11, 2001, from Williams
                     Communications, LLC to iBeam Broadcasting Corporation
                     (filed as Exhibit 10.93 to the Williams Communications
                     Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed on April 1, 2002)

10.14*               Asset Purchase Agreement by and between CoreExpress, Inc.
                     and Williams Communications, LLC dated as of October 31,
                     2001 (filed as Exhibit 10.96 to the Williams Communications
                     Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed on April 1, 2002)

10.15*               Amendment dated December 3, 2001, to Asset Purchase
                     Agreement by and between CoreExpress, Inc. and Williams
                     Communications, LLC dated as of October 31, 2001 (filed as
                     Exhibit 10.97 to the Williams Communications Group, Inc.
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 2001, as filed on April 1, 2002)

10.16*               First Amendment dated as of December 7, 2001, to the Asset
                     Sale Agreement dated as of October 11, 2001, by and between iBeam Broadcasting Corporation and Williams Communications,
                     LLC (filed as Exhibit 10.98 to the Williams Communications
                     Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed on April 1, 2002)

10.17*               Amendment No. 1 dated December 7, 2001, to
                     Debtor-in-Possession Term Credit and Security Agreement dated as of October 11, 2001, by and between iBeam
                     Broadcasting Corporation and Williams Communications, LLC
                     (filed as Exhibit 10.99 to the Williams Communications
                     Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed on April 1, 2002)

10.18*               Private Foreclosure Sale Agreement dated as of December 20,
                     2001, among Williams Communications, LLC, (Purchaser);
                     CoreExpress, Inc. (Debtor); Cisco Systems Capital
                     Corporation, Cisco Systems, Inc., Nortel Networks, Inc.,
                     UMB Bank & Trust, N.A., and Morgan Stanley & Co. (Senior
                     Secured Parties); Juniper Networks Credit Corporation,
                     Commercial and Municipal Financial Corporation, Sumner
                     Group, Inc., CIT Technologies Corporation d/b/a Technology
                     Rentals and Services, Inc., Sunrise Leasing Corporation d/b/a Cisco Systems Capital Corporation, and
                     Hewlett-Packard Co. (Purchase Money Lenders) (filed as
                     Exhibit 10.100 to the Williams Communications Group, Inc.
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 2001, as filed on April 1, 2002)

10.19*               Copy of the Williams Communications Group, Inc. April 22,
                     2002, agreement with principal creditor group (filed as Exhibit 10.1 to the Williams Communications Group, Inc.
                     Current Report on Form 8-K dated April 22, 2002 (the "April
                     22, 2002, 8-K"))

10.20* Copy of the Williams Communications Group, Inc. agreement with The Williams Companies, Inc. (filed as Exhibit 10.2 to the Williams Communications Group, Inc. April 22, 2002,
                     8-K")

10.21*               Settlement Agreement among Williams Communications Group,
                     Inc., CG Austria, Inc., the Official Committee of Unsecured
                     Creditors, The Williams Companies, Inc., and Leucadia
                     National Corporation dated July 26, 2002, filed with the
                     Bankruptcy Court as Exhibit A to the Joint Motion (filed as
                     Exhibit 99.2 to the Williams Communications Group, Inc.
                     Current Report on Form 8-K dated July 31, 2002, (the "July
                     31, 2002, 8-K"))

10.22*               First Amended Joint Chapter 11 Plan of Reorganization of
                     Williams Communications Group, Inc. and CG Austria, filed with the Bankruptcy Court as Exhibit 1 to the Settlement Agreement (filed as Exhibit 99.3 to the Williams
                     Communications Group, Inc. July 31, 2002, 8- K)

10.23*               Investment Agreement between Williams Communications Group,
                     Inc. and Leucadia National Corporation dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 2 to the Settlement Agreement (filed as Exhibit 99.4 to the Williams
                     Communications Group, Inc. July 31, 2002, 8-K)

10.24*               Purchase and Sale Agreement between Leucadia National
                     Corporation and The Williams Companies, Inc., dated July
                     26, 2002, filed with the Bankruptcy Court as Exhibit 3 to the Settlement Agreement (filed as Exhibit 99.5 to the
                     Williams Communications Group, Inc. July 31, 2002 8-K)

10.25*               Real Property Purchase and Sale Agreement among Williams
                     Communications Group, Inc., Williams Headquarters Building
                     Company, Williams Technology Center, LLC, Williams
                     Communications, LLC, and Williams Aircraft Leasing, LLC, dated July 26, 2002, filed with the Bankruptcy Court as
                     Exhibit 4 to the Settlement Agreement (filed as Exhibit
                     99.6 to the Williams Communications Group, Inc. July 31,
                     2002 8-K)

10.26*               List of TWC Continuing Contracts, filed with the Bankruptcy
                     Court as Exhibit 5 to the Settlement Agreement (filed as
                     Exhibit 99.7 to the Williams Communications Group, Inc.
                     July 31, 2002 8-K)

10.27*               Agreement for the Resolution of Continuing Contract
                     Disputes among Williams Communications Group, Inc.,
                     Williams Communications, LLC, and The Williams Companies,
                     Inc., dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 6 to the Settlement Agreement (filed as Exhibit
                     99.8 to the Williams Communications Group, Inc. July 31,
                     2002 8-K)

10.28*               Tax Cooperation Agreement between Williams Communications
                     Group, Inc. and The Williams Companies, Inc., dated July
                     26, 2002, filed with the Bankruptcy Court as Exhibit 7 to the Settlement Agreement (filed as Exhibit 99.9 to the
                     Williams Communications Group, Inc. July 31, 2002 8-K)

10.29*               Amendment to Trademark License Agreement between Williams
                     Communications Group, Inc. and The Williams Companies,
                     Inc., dated July 26, 2002, filed with the Bankruptcy Court as Exhibit to the Settlement Agreement (filed as Exhibit
                     99.10 to the Williams Communications Group, Inc. July 31,
                     2002 8-K)

10.30*               Assignment of Rights between Williams Information Services
                     Corporation and Williams Communications, LLC, dated July
                     26, 2002, filed with the Bankruptcy Court as Exhibit 9 to the Settlement Agreement (filed as Exhibit 99.11 to the
                     Williams Communications Group, Inc. July 31, 2002 8-K)

10.31*               Guaranty Indemnification Agreement between Williams
                     Communications Group, Inc. and The Williams Companies,
                     Inc., dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 10 to the Settlement Agreement (filed as Exhibit
                     99.12 to the Williams Communications Group, Inc. July 31,
                     2002 8-K)

10.32* Declaration of Trust, dated as of October 15, 2002, by and among Williams Communications Group, Inc., the Company and the Residual Trustee (filed as Exhibit 99.1 to the Company's October 24, 2002, 8-K)

10.33*               Amendment No. 1, dated as of October 15, 2002, to the
                     Purchase Agreement, dated as of July 26, 2002, between TWC and Leucadia (filed as Exhibit 99.2 to the Company's
                     October 24, 2002, 8-K)

10.34* Escrow Agreement, dated as of October 15, 2002, by and among the Company, TWC, Leucadia and The Bank of New York, as Escrow Agent (filed as Exhibit 99.3 to the Company's
                     October 24, 2002, 8-K)

10.35*               First Amendment, dated as of September 30, 2002, to the
                     Investment Agreement, dated as of July 26, 2002, by and among the Company, Leucadia and WCL (filed as Exhibit 99.4 to the Company's October 24, 2002, 8-K)

10.36*               Amendment No. 2, dated as of October 15, 2002, to the
                     Investment Agreement, dated as of July 26, 2002 and amended as of September 30, 2002, by and among the Company, Leucadia and WCL (filed as Exhibit 99.5 to the Company's
                     October 24, 2002, 8-K)

10.37* Second Amended and Restated Credit and Guaranty Agreement dated as of September 8, 1999, as amended and restated as of April 25, 2001 and as further amended and restated as of October 15, 2002 (filed as Exhibit 99.12 to the Company's
                     October 24, 2002, 8-K)

10.38* Amendment No. 9, dated as of October 15, 2002, to Amended and Restated Credit Agreement, dated as of September 8,
                     1999, and Amendment No. 1, dated as of October 15, 2002, to the Subsidiary Guarantee, dated as of September 8, 1999
                     (filed as Exhibit 99.13 to the Company's October 24, 2002,
                     8-K)

10.39*               Amended and Restated Security Agreement, dated as of April
                     23, 2001, as amended and restated as of October 15, 2002
                     (filed as Exhibit 99.14 to the Company's October 24, 2002,
                     8-K)

10.40*               Amendment No. 1, dated as of October 15, 2002, to the Real
                     Property Purchase and Sale Agreement, dated as of July 26,
                     2002, among Williams Headquarters Building Company, WTC,
                     WCL, WCG and Williams Communications Aircraft, LLC (filed as Exhibit 99.15 to the Company's October 24, 2002, 8-K)

10.41*               Restructuring Services Agreement, effective as of October
                     16, 2002, between the Company and Leucadia (filed as
                     Exhibit 10.1 to the Company's December 5, 2002, 8-K)

10.42                Pledge Agreement dated as of October 15, 2002, by CG
                     Austria, Inc., as pledgor, to Williams Headquarters
                     Building Company, as pledgee

10.43 +              First Amendment to Master Alliance Agreement between SBC
                     Communications Inc. and Williams Communications, Inc, by and between SBC Communications Inc. and Williams
                     Communications, LLC, dated September 25, 2002

10.44 +              First Amendment to Transport Services Agreement among
                     Southwestern Bell Communications Services Inc., SBC
                     Operations, Inc. and Williams Communications, Inc., by and among Southwestern Bell Communications Services Inc., SBC
                     Operations, Inc. and Williams Communications, Inc., dated
                     September 29, 2000

10.45 Second Amendment to Transport Services Agreement, as amended by Amendment No. 1 dated September 29, 2000, by and among Southwestern Bell Communications Services Inc., SBC
                     Operations and Williams Communications, LLC, effective as of June 25, 2001

10.46 + Third Amendment to Transport Services Agreement, as amended by Amendment No. 1 dated September 20, 2000, and
                    Amendment No. 2 dated June 25, 2001, by and among
                    Southwestern Bell Communications Services Inc., SBC
                    Operations, Inc. and Williams Communications, LLC, dated
                    September 25, 2002

10.47 +             Fiber Lease Agreement, together with Colocation and
                    Maintenance Agreement and Lease Agreement #2, each dated
                    April 26, 2002, and each amended October 10, 2002, between Metromedia Fiber Network Services, Inc. and
                    Williams Communications, LLC. Such agreements, as amended, supercede that certain Fiber Lease Agreement between Metromedia Fiber Network Services, Inc. and
                    Williams Communications, Inc., dated September 16, 1999
                    (filed as Exhibit 10.5 to the Williams Communications
                    Group, Inc. Equity Registration Statement, Amendment No.
                    8, dated September 29, 1999)

10.48 +             Fiber Lease Agreement together with Colocation and
                    Maintenance Agreement, each dated April 26, 2002,and each
                    amended October 10, 2002, and February 14, 2003, between
                    Williams Communications, LLC and Metromedia Fiber Network
                    Services, Inc. Such agreements, as amended, supercede that certain Fiber Lease Agreement between Williams
                    Communications, Inc. and Metromedia Fiber National Network
                    Services, Inc., dated September 16, 1999 (filed as Exhibit
                    10.6 to the Williams Communications Group, Inc. Equity
                    Registration Statement, Amendment No. 8, dated September 29,
                    1999)

10.49               Williams Communications Group, Inc. Change in Control
                    Severance Protection Plan I, effective as of April 18, 2002

10.50               Williams Communications Group, Inc. Change in Control
                    Severance Protection Plan II, amended and restated as of
                    April 18, 2002 (supercedes the Williams Communications
                    Change in Control Severance Protection Plan filed as Exhibit
                    10.55 to the Williams Communications Group, Inc. Equity
                    Registration Statement, Amendment No. 3, dated July 12,
                    1999)

10.51               Williams Communications Group, Inc. Severance Protection
                    Plan, amended and restated as of April 18, 2002

10.52               Consultation Agreement effective October 15, 2002, between
                    WilTel and Howard E. Janzen

10.53               Employment Agreement dated December 9, 2002, between
                    Williams Communications, LLC and Scott E. Schubert

10.54               Employment Agreement dated November 15, 2002, between
                    Williams Communications, LLC and Frank M. Semple

10.55 Retention Incentive Agreement effective November 13, 2002, between Williams Communications, LLC and Jeff K. Storey

10.56 Retention Bonus Agreement as amended, dated July 19, 2002, among Williams Communications Group, Inc., Williams
                    Communications, LLC, and Howard E. Janzen, effective as of
                    July 14, 2002

10.57 Retention Bonus Agreement as amended, dated July 19, 2002, among Williams Communications Group, Inc., Williams
                    Communications, LLC, and Scott E. Schubert, effective as of
                    July 14, 2002

10.58 Retention Bonus Agreement as amended, dated July 19, 2002, among Williams Communications Group, Inc., Williams
                    Communications, LLC, and Frank M. Semple, effective as of
                    July 14, 2002

10.59 Restructuring Incentive Plan of Williams Communications, LLC as amended and restated as of July 26, 2002

21                  Subsidiaries of the Registrant

99.1*               Order Pursuant to Section 1125 of the Bankruptcy Code and
                    Bankruptcy Rules 3017 and 2002 (A) Approving Proposed Second
                    Amended Disclosure Statement and Certain Related Relief, (B)
                    Approving Procedures for Solicitation and Tabulation of
                    Votes to Accept or Reject Proposed Second Amended Joint Plan of Reorganization, and (C) Scheduling a Hearing on Confirmation of Such Plan, dated August 13, 2002 (filed as
                    Exhibit 99.1 to the Williams Communications Group, Inc.
                    Current Report on Form 8-K dated August 23, 2002 (the
                    "August 23, 2002, 8-K"))

99.2*               Second Amended Disclosure Statement With Respect to Second
                    Amended Joint Chapter 11 Plan of Reorganization of Williams
                    Communications Group, Inc., and CG Austria, Inc., dated
                    August 12, 2002 (filed as Exhibit 99.2 to the Williams
                    Communications Group, Inc. August 23, 2002, 8-K)

99.3*               Monthly operating statement of WCG for the month ended
                    August 31, 2002 (filed as Exhibit 99.5 to the Williams
                    Communications Group, Inc. October 11, 2002, 8-K)

99.4* Monthly operating statement of WCG for the period after April 22, 2002 (date of filing) through May 31, 2002 (filed as Exhibit 99.18 to the Company's October 24, 2002, 8-K)

99.5*               Monthly operating statement of WCG for the month ending June
                    30, 2002 (filed as Exhibit 99.19 to the Company's October
                    24, 2002, 8-K)

99.6*               Monthly operating statement of WCG for the month ending July
                    31, 2002 (filed as Exhibit 99.20 to the Company's October
                    24, 2002, 8-K)

99.7*               Monthly operating statement of WCG for the month ending
                    August 31, 2002 (filed as Exhibit 99.21 to the Company's
                    October 24, 2002, 8-K)

99.8*               Monthly operating statement of WCG for the month ending
                    September 30, 2002 (filed as Exhibit 99.22 to the Company's
                    October 24, 2002, 8-K)

99.9 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
      * Previously filed with the Securities and Exchange Commission as part of the filing indicated, and incorporated herein by reference.

      + Portions of exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2.

      (b) During the fourth quarter 2002, WilTel filed Current Reports on Form 8-K on October 16, October 24, November 4, and December 6, 2002, respectively that reported significant events under Item 5 of the Form. The October 24 Form 8-K also included a statement under Item 1 that, while WilTel made no representation in that regard about the event reported under Item 5, that the transactions described in
Item 5 may be deemed to be a change in control. WilTel filed a Form 8-K on November 15, 2002, that reported under Item 9 of the Form certifications by the chief executive officer and chief financial officer of the Company delivered pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WILTEL COMMUNICATIONS GROUP, INC.
                                            (Registrant)

                                            By: /s/ Jeff K. Storey
                                               -------------------------------
                                               Jeff K. Storey
                                               President and Chief Executive
                                                Officer

Dated:  March 27, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Ian M. Cumming                        Chairman of the Board
---------------------------
Ian M. Cumming

/s/ Jeff K. Storey                        Director; President and Chief Executive Officer
---------------------------               (principal executive officer)
Jeff K. Storey

/s/ Ken Kinnear                           Vice President and Controller
---------------------------               (principal financial officer)
Ken Kinnear

/s/ John Patrick Collins                  Director
---------------------------
John Patrick Collins

/s/ William H. Cunningham                 Director
---------------------------
William H. Cunningham

/s/ Michael Diament                       Director
---------------------------
Michael Diament

/s/ Alan J. Hirschfield                   Director
---------------------------
Alan J. Hirschfield

/s/ Jeffrey C. Keil                       Director
---------------------------
Jeffrey C. Keil

/s/ Michael P. Ressner                    Director
---------------------------
Michael P. Ressner

/s/ Joseph S. Steinberg                   Director
---------------------------
Joseph S. Steinberg

Dated: March 27, 2003

                                  CERTIFICATION

I, Jeff K. Storey, certify that:

      1. I have reviewed this annual report on Form 10-K of WilTel Communications Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


/s/  Jeff K. Storey
---------------------------------
Jeff K. Storey
Principal Executive Officer

                                  CERTIFICATION

I, Ken Kinnear, certify that:

      1. I have reviewed this annual report on Form 10-K of WilTel Communications Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


/s/  Ken Kinnear
--------------------------
Ken Kinnear
Principal Financial Officer

                  WILTEL COMMUNICATIONS GROUP, INC. -- (PARENT)

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (DOLLARS IN THOUSANDS)

BALANCE SHEETS

                                                                    SUCCESSOR       PREDECESSOR
                                                                     COMPANY          COMPANY
                                                                   ------------     ------------

                                                                          AS OF DECEMBER 31,
                                                                   ------------     ------------
 ASSETS                                                                2002             2001
                                                                   ------------     ------------
  Cash ......................................................      $     11,618     $         --
  Other current assets ......................................                70              761
                                                                   ------------     ------------
  Total current assets ......................................            11,688              761
  Investments:
    Equity in wholly-owned subsidiary .......................           684,684       (5,613,313)
    Receivable from wholly-owned subsidiary .................                --        8,519,891
  Property, plant and equipment, net ........................               667               --
  Unamortized debt issuance costs ...........................                --           52,735
  Security deposits .........................................             3,550               --
                                                                   ------------     ------------
  Total assets ..............................................      $    700,589     $  2,960,074
                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
    Accounts payable ........................................      $        100     $    100,000
    Due to wholly-owned subsidiary ..........................                --           36,437
    Interest accrued ........................................                --           88,133
    Preferred stock dividends accrued .......................                --            3,516
    Accrued liabilities:
      Retention accruals ....................................             2,286               --
      Other .................................................             2,223               --
                                                                   ------------     ------------
  Total current liabilities .................................             4,609          228,086
  Long-term debt:
    Senior redeemable notes .................................                --        2,438,692
    Wholly-owned subsidiary .................................                --        1,500,000
  Long-term retention accruals ..............................             5,949               --
  Other .....................................................               300               --
  WCG 6.75% redeemable cumulative convertible preferred stock                --          242,338
  Stockholders' equity (deficit):
   WCG Class A common stock .................................                --            4,910
   WilTel common stock ......................................               500               --
   Capital in excess of par value ...........................           749,500        3,862,465
   Accumulated deficit ......................................           (61,049)      (5,304,906)
   Accumulated other comprehensive income (loss) ............               780          (11,511)
                                                                   ------------     ------------
  Total stockholders' equity (deficit) ......................           689,731       (1,449,042)
                                                                   ------------     ------------
  Total liabilities and stockholders' equity (deficit) ......      $    700,589     $  2,960,074
                                                                   ============     ============

                  WILTEL COMMUNICATIONS GROUP, INC. -- (PARENT)

                             (DOLLARS IN THOUSANDS)

STATEMENTS OF OPERATIONS

                                                           SUCCESSOR
                                                            COMPANY                      PREDECESSOR COMPANY
                                                           ------------      ------------------------------------------------
                                                           TWO MONTHS        TEN MONTHS
                                                              ENDED             ENDED                   YEAR ENDED
                                                           DECEMBER 31,      OCTOBER 31,                DECEMBER 31,
                                                           ------------      -----------       -----------------------------
                                                               2002              2002              2001              2000
                                                           ------------      -----------       -----------       -----------
Operating expenses:
   Selling, general and administrative expenses .....      $      (138)      $    (3,004)      $        --       $        --
   Provision for employee note receivable ...........               --            (6,807)               --                --
   Restructuring charges ............................               --              (220)               --                --
                                                           -----------       -----------       -----------       -----------
     Total operating expenses .......................             (138)          (10,031)               --                --
Interest accrued ....................................               --          (114,669)         (331,529)         (271,532)
Intercompany interest income ........................               --           114,669           331,529           271,532
Investing income ....................................               78               637                --                --
Gain on purchase of long-term debt ..................               --                --           296,896                --
Reorganization items, net ...........................               --         2,165,300                --                --
                                                           -----------       -----------       -----------       -----------
Income (loss) before equity in income (loss) of
   continuing operations of wholly-owned subsidiary .              (60)        2,155,906           296,896                --
Equity in net loss of continuing operations of
   wholly-owned subsidiary ..........................          (60,989)         (824,711)       (4,107,253)         (277,688)
                                                           -----------       -----------       -----------       -----------
Income (loss) from continuing operations ............          (61,049)        1,331,195        (3,810,357)         (277,688)
Loss from discontinued operations ...................               --                --                --          (540,000)
Cumulative effect of change in accounting principle .               --            (8,667)               --                --
                                                           -----------       -----------       -----------       -----------
Net income (loss) ...................................          (61,049)        1,322,528        (3,810,357)         (817,688)
Preferred stock dividends and amortization of
   preferred stock issuance costs ...................               --            (5,473)          (17,568)           (4,956)
                                                           -----------       -----------       -----------       -----------
Net income (loss) attributable to common stockholders      $   (61,049)      $ 1,317,055       $(3,827,925)      $  (822,644)
                                                           ===========       ===========       ===========       ===========

                  WILTEL COMMUNICATIONS GROUP, INC. -- (PARENT)

                             (DOLLARS IN THOUSANDS)

STATEMENTS OF CASH FLOWS

                                                          SUCCESSOR
                                                            COMPANY                        PREDECESSOR COMPANY
                                                          ------------       --------------------------------------------------
                                                          TWO MONTHS          TEN MONTHS
                                                             ENDED               ENDED                     YEAR ENDED
.....................................................      DECEMBER 31,        OCTOBER 31,                 DECEMBER 31,
                                                          ------------       ------------       -------------------------------
.....................................................          2002               2002               2001               2000
                                                          ------------       ------------       ------------       ------------
OPERATING ACTIVITIES:
Net income (loss) from continuing operations .......      $    (61,049)      $  1,331,195       $ (3,810,357)      $   (277,688)
Adjustments to reconcile net income (loss) from
 continuing operations to net cash provided by (used
 in) operating activities:
 Non-cash reorganization items:
   Gain on discharge of liabilities ................                --         (4,346,274)                --                 --
   Fresh start valuation of assets and liabilities .                --          2,161,397                 --                 --
   Write-off of deferred financing costs and debt
   discounts .......................................                --             68,503                 --                 --
   Gain on forgiveness of interest .................                --            (73,898)                --                 --
 Provision for employee note-receivable ............                --              6,807                 --                 --
 Equity in net loss from continuing operations of
   wholly-owned subsidiary .........................            60,989            824,711          4,107,253            277,688
 Gain on purchase of long-term debt ................                --                 --           (296,896)                --
 Cash provided by (used in) changes in:
   Receivables .....................................               (53)              (426)                --                 --
   Other current assets ............................               113                339                 --                 --
   Accounts payable ................................            (2,599)             2,592                 --                 --
   Accrued liabilities .............................            (2,130)             3,334                 --                 --
   Current and non-current retention accruals ......                --             12,926                 --                 --
   Other ...........................................                --                141                 --                 --
                                                          ------------       ------------       ------------       ------------
Net cash used in operating activities ..............            (4,729)            (8,653)                --                 --
FINANCING ACTIVITIES:
Change in receivable from wholly-owned subsidiary ..                --             19,709         (1,261,289)        (1,214,869)
Proceeds from long-term debt .......................                --                 --          1,500,000            996,982
Purchase of long-term debt .........................                --                 --           (239,539)                --
Investment by Leucadia National Corporation ........           150,000                 --                 --                 --
Proceeds from issuance of common stock, net of
 expenses ..........................................                --              9,452             18,904              4,166
Proceeds from issuance of preferred stock, net of
 expenses ..........................................                --                 --                 --            240,500
Debt issuance costs ................................                --                 --                 --            (26,779)
Preferred stock dividends paid .....................                --             (4,161)           (18,076)                --
                                                          ------------       ------------       ------------       ------------
Net cash provided by financing activities...........           150,000             25,000                 --                 --
                                                          ------------       ------------       ------------       ------------
INVESTING ACTIVITIES:
Capital Contribution to wholly-owned
  subsidiary .......................................          (150,000)                --                 --                 --
Purchase of short-term investments .................                --            (24,947)                --                 --
Proceeds from sales of investments .................                --             24,947                 --                 --
                                                          ------------       ------------       ------------       ------------
Net cash (used in) financing activities ............          (150,000)                --                 --                 --

Increase (decrease) in cash and cash equivalents ...            (4,729)            16,347                 --                 --
Cash and cash equivalents at beginning of period ...            16,347                 --                 --                 --
                                                          ------------       ------------       ------------       ------------
Cash and cash equivalents at end of period .........      $     11,618       $     16,347       $         --       $         --
                                                          ============       ============       ============       ============

                        WILTEL COMMUNICATIONS GROUP, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      Condensed financial information of the registrant, WilTel Communications Group, Inc. ("WilTel" and, together with its direct and indirect subsidiaries, the "Company"), is required to be presented when restricted net assets of its consolidated subsidiaries exceed 25 percent of the consolidated net assets as of the end of the year. As discussed in Note 7, because Williams Communications, LLC's ("WCL") Exit Credit Agreement restricts WCL's ability to transfer funds and pay dividends to WilTel, substantially all of the net assets of WilTel's consolidated subsidiaries are restricted.

      On April 22, 2002, Williams Communications Group, Inc. ("WCG") and CG Austria, Inc. (collectively, the "Debtors") commenced proceedings under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). As discussed in Note 2, pursuant to the terms of a plan of reorganization, WilTel emerged on October 15, 2002 as the successor to WCG.

      WCG was a non-operating holding company whose principal asset was 100% of the membership interest in WCL, which changed its name to WilTel Communications, LLC in January 2003. In connection with the consummation of the Plan (as defined in Note 2), WCG transferred substantially all of its assets to WilTel on October 15, 2002. WCL is an operating company, which owns or leases and operates a nationwide inter-city fiber-optic network, extended locally and globally, to provide Internet, data, voice and video services. In addition, WCL is the direct or indirect parent of all the remaining subsidiaries of the Company, including CG Austria, Inc., a non-operating holding company with direct and indirect interest in certain foreign subsidiaries of the Company. WCL was not included in the chapter 11 proceedings.

      The Company became subject to the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," upon commencement of the chapter 11 proceedings. SOP 90-7 requires, among other things, that pre-petition liabilities that are subject to compromise be segregated in the consolidated balance sheet. In addition, revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the Company are reported separately as reorganization items in the consolidated statement of operations. Interest expense on liabilities subject to compromise and preferred stock dividends ceased to accrue upon commencement of the chapter 11 proceedings.

      In conjunction with formulating the Plan (as defined in Note 2), the Company was required to estimate its post-confirmation reorganization value. The Company's financial advisors assisted in the valuation utilizing methodologies that were based upon the cash flow projections and business plan as contemplated by the Predecessor Company. These methodologies incorporated discounted cash flow techniques, a comparison of the Company and its projected performance to market values of comparable companies and a comparison of the Company and its projected performance to values of past transactions involving comparable entities. The cash flow valuations utilized five-year projections discounted at a weighted average cost of capital of approximately 27.5%, including a terminal value equal to a multiple of projected fifth year operating results, together with the net present value of the five-year projected cash flows. Based upon these analyses, upon emergence from the chapter 11 proceedings, the reorganization value for the Company was estimated to be approximately $1.3 billion. This reorganization value was reflected in the Company's consolidated balance sheet upon emergence from the chapter 11 proceedings as post-emergence debt of approximately $573 million and an equity value of $750 million.

      The Company emerged from the chapter 11 proceedings in October 2002 and implemented fresh start accounting under the provisions of SOP 90-7 effective October 31, 2002 to coincide with its normal monthly financial closing cycle. Under SOP 90-7, the net reorganization value of the Company was allocated to its assets and liabilities, its accumulated deficit was eliminated and new equity was issued according to the Plan (as defined in Note 2). The Company recorded a $2.2 billion reorganization charge to adjust the historical carrying value of

                        WILTEL COMMUNICATIONS GROUP, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

its assets and liabilities to fair value reflecting the allocation of the Company's reorganization value of approximately $1.3 billion. The Company also recorded a $4.3 billion gain on the discharge of debt pursuant to the Plan (as defined in Note 2). In addition, changes in accounting principles that would be required in the financial statements within twelve months following emergence from the chapter 11 proceedings were adopted in the Company's fresh start financial statements. See Note 3 in the consolidated financial statements for a presentation of the impact of implementing fresh start accounting on WCG's consolidated balance sheet as of October 31, 2002.

      The Company's current focus is to retain its existing business by providing a high quality of service, to obtain new business if it can be done on a profitable basis, to reduce its operating expenses to the greatest extent possible, and to conserve liquidity. As of December 31, 2002, the Company had $291.3 million of cash and cash equivalents to meet its cash requirements and believes that it has sufficient liquidity to meet its needs through 2004. The Company has $375 million of debt under its Exit Credit Agreement and approximately $142 million of debt under the OTC Notes (see Note 15 to the consolidated financial statements). Approximately $157 million of this debt matures during 2005. Unless the Company is able to generate significant cash flows from operations through revenue growth, expense reductions or some combination of both, it is likely that new capital will have to be raised to meet its maturing debt obligations in 2005.

      The Company's emergence from the chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of October 31, 2002. Accordingly, the Company's consolidated financial statements for periods prior to October 31, 2002 are not comparable to consolidated financial statements presented on or subsequent to October 31, 2002. The 2002 financial results have been separately presented under the label "Predecessor Company" for periods prior to November 1, 2002 and "Successor Company" for the two-month period ended December 31, 2002 as required by SOP 90-7. The Predecessor Company is also referred to as "WCG" and the Successor Company is also referred to as "WilTel".

      Prior to April 2001, The Williams Companies, Inc. ("TWC") owned 100% of WCG's outstanding Class B common stock which gave TWC approximately 98% of the voting power of WCG. In March 2001, TWC's Board of Directors approved a tax-free spin-off of WCG to TWC's shareholders. On April 23, 2001, TWC distributed approximately 95% of the WCG common stock it owned to holders of TWC common shares on a pro rata basis.

2. BANKRUPTCY PROCEEDINGS

OVERVIEW OF THE CHAPTER 11 PROCEEDINGS

      On April 22, 2002, the Debtors filed petitions for relief under the Bankruptcy Code in the Bankruptcy Court. On September 30, 2002, the Bankruptcy Court entered an order confirming the Second Amended Joint Chapter 11 Plan of Reorganization of the Debtors (the "Plan"), effective on October 15, 2002 (the "Effective Date"). The confirmation order was subject to certain conditions including gaining necessary FCC regulatory approvals to transfer control of licenses from WCG to the Company. Prior to the Effective Date, WCG, WCL, and the Company applied to and received from the FCC special temporary authority to transfer control of all licenses to the Company. The granting of the special temporary authority from the FCC allowed the Company to emerge from the chapter 11 proceedings on the Effective Date subject to an escrow agreement discussed below.

      A copy of the Plan was filed as Exhibit A to Exhibit 99.2 to WCG's Current Report on Form 8-K, dated August 13, 2002. Modifications to the Plan were filed as Exhibit 99.3 to WCG's Current Report on Form 8-K, dated September 30, 2002 (the "Confirmation Date 8-K"). A copy of the Confirmation Order was filed as
Exhibit 99.1 to the Confirmation Date 8-K.

                        WILTEL COMMUNICATIONS GROUP, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

      Described below is a summary of certain significant agreements and important events that have occurred in and following the bankruptcy reorganization. The summary should be read in conjunction with and is qualified in its entirety by reference to the Plan and the material transaction documents discussed herein and made available as exhibits to WCG's and WilTel's public filings, including those filed with the SEC.

      Plan of Reorganization

      On September 30, 2002, the Bankruptcy Court approved and entered an order confirming the Plan, which had been proposed by the Debtors, the official committee of unsecured creditors (the "Committee") and Leucadia National Corporation ("Leucadia"). The Plan was designed to meet the requirements of the Settlement Agreement (described in greater detail below) and the pre-petition Restructuring Agreement. By implementing both the Settlement Agreement and the Restructuring Agreement, the Plan allowed WCG to raise the $150 million new investment from Leucadia. That additional investment allowed WCG to further reduce its secured debt without sacrificing working capital (see below for a discussion of the Escrow Agreement and the ultimate release from escrow of the $150 million investment).

      Settlement Agreement

      On July 26, 2002, TWC, the Committee, and Leucadia entered into a settlement agreement (the "Settlement Agreement") that provided for, among other things, (a) the mutual release of each of the parties, (b) the purchase by Leucadia of TWC's unsecured claims against WCG (approximately $2.35 billion face amount) for $180 million, (c) the satisfaction of such TWC claims and a $150 million investment in the Company by Leucadia in exchange for 44% of the outstanding WilTel common stock, and (d) modification of WCG's sale and subsequent leaseback transaction covering the WCG headquarters building and modification of the TWC Continuing Contracts (as defined in the Settlement Agreement). An order approving the Settlement Agreement was issued on August 23, 2002.

      TWC's unsecured claims of $2.35 billion related to arrangements between WCG and TWC and primarily consisted of the following:

      Senior Reset Note Claim: Approximately $1.4 billion of those claims related to the Trust Notes, which were senior secured notes issued by a WCG subsidiary in March 2001. The proceeds from the sale of the Trust Notes were (i) transferred to WCG in exchange for WCG's $1.5 billion 8.25% senior reset note due 2008 (the "Senior Reset Note") and (ii) contributed by WCG as capital to WCL to provide liquidity following the tax-free spin-off from TWC. Obligations of WCG and its affiliates under the Trust Notes were secured by the Senior Reset Note and were effectively guaranteed by TWC. In July 2002, TWC exchanged $1.4 billion of new senior unsecured notes of TWC (the "New TWC Notes") for all of the outstanding Trust Notes. TWC, as agent under the Trust Notes indenture, had the right to sell the Senior Reset Note to achieve the highest reasonably available market price and the Bankruptcy Court found that the TWC sale of the TWC Assigned Claims to Leucadia met this requirement.

      ADP Claims: In 1998, WCG entered into an operating lease agreement covering a portion of its fiber-optic network referred to as an asset defeasance program ("ADP"). The total cost of the network assets covered by the lease agreement was $750 million. Pursuant to the ADP, WCG had the option to purchase title to those network assets at any time for an amount roughly equal to the original purchase price, and TWC was expressly obligated to pay the purchase price under an intercreditor agreement entered into by TWC in connection with the then-existing WCL credit facility. In March 2002, WCG exercised its purchase option, and TWC funded the purchase price of approximately $754 million. In exchange for this payment from TWC, the intercreditor agreement provided that TWC was entitled to either the issuance of WCG equity or WCG unsecured subordinated debt (meaning debt that was subordinate in priority to WCL's pre-petition credit facility), each on terms reasonably acceptable to the lenders under WCL's pre-petition credit facility. On March 29, 2002, WCG tendered an

                        WILTEL COMMUNICATIONS GROUP, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

unsecured note to TWC for approximately $754 million that was not accepted by TWC. Any and all causes of action of TWC or any of its direct or indirect subsidiaries against a Debtor relating to the ADP were resolved pursuant to the terms of the Settlement Agreement.

      Pre-Spin Services Claims: The terms of the Settlement Agreement also resolved "Pre-Spin Services Claims" of TWC arising from a Services Agreement entered into between WCG and TWC when WCG was a wholly-owned subsidiary of TWC. Pursuant to this agreement, TWC and certain of its affiliates performed payroll, administrative, and related services for WCG and its affiliates. Pre-Spin Services Claims were also resolved pursuant to the Settlement Agreement.

      The Settlement Agreement also resolved WCG's defaults under the sale and subsequent leaseback transaction (discussed below) as a result of WCG's bankruptcy filing, thus negating any threat or risk that the Company would be evicted or otherwise lose possession of its headquarters due to the bankruptcy.

      SBC Stipulation

      On September 25, 2002, the Bankruptcy Court approved a stipulation agreement (the "Stipulation Agreement") between the Company and SBC conditioned upon the consummation of the Plan. The Stipulation Agreement provided for the necessary SBC approval of the Plan and resolved change-of-control issues that SBC had raised regarding WCG's spin-off from TWC. At the same time, SBC and WCL executed amendments to their alliance agreements.

      Purchase of Headquarters Building

      In connection with the spin-off of WCG by TWC in 2001, TWC and WCG entered into a sale and leaseback transaction for WCG's headquarters building and certain real and personal property, including two corporate aircraft (the "Building Purchase Assets"), as a result of which TWC purchased the Building Purchase Assets and leased them back to WCG. Pursuant to an agreement between WCG and TWC, among others, dated July 26, 2002, (as amended, the "Real Property Purchase and Sale Agreement"), WCG repurchased the Building Purchase Assets from TWC for an aggregate purchase price of approximately $145 million (the "Purchase Price").

      The Purchase Price consisted of promissory notes issued by Williams Technology Center, LLC ("WTC"), the Company, and WCL to TWC (the "OTC Notes"). One note for $100 million is due April 1, 2010; the other note for $44.8 million is due December 29, 2006. The obligations of WTC, WilTel, and WCL under the OTC Notes may be subject to reduction, depending on the disposition of certain aircraft leases described in greater detail in the Real Property Purchase and Sale Agreement. Obligations of WTC, WilTel, and WCL under the OTC Notes were secured by, and made pursuant to, a mortgage agreement (the "OTC Mortgage"), under which WTC granted a first priority mortgage lien and security interest to TWC in all of its right, title and interest in, to and under the headquarters building and related real and personal property.

      The Settlement Agreement also contemplated that the Lenders would receive a second priority mortgage lien and security interest in those same assets. The Real Property Purchase and Sale Agreement also provided that the OTC Notes are secured in part by a second lien and security interest in the Company's interests in PowerTel. See Note 15 to the consolidated financial statements for a further discussion of the terms of the OTC Notes.

      The Real Property Purchase and Sale Agreement further provides that if, within one year after the date of the Settlement Agreement, WTC exchanges or disposes of or enters into an agreement to exchange or dispose of any or all of the headquarters building or the related real or personal property for an aggregate sales price in an amount greater than $150 million, WTC shall be required to prepay the OTC Notes in full and pay to TWC an amount equal to the product of (i) 50% multiplied by (ii) the excess of the aggregate sales price over (A) $150 million less (B) the amount equal to (x) the aggregate consideration received by TWC in connection with the

                        WILTEL COMMUNICATIONS GROUP, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

disposition of certain aircraft dry leases referred to in the Real Property Purchase and Sale Agreement or (y) the amount of proceeds received by WCG in connection with the refinancing of the aircraft currently subject to such aircraft dry leases.

      As described below, consummation of the transactions contemplated by the Real Property Purchase and Sale Agreement were conditioned upon satisfaction of the terms of the Escrow Agreement (as defined below).

      Transactions on the Effective Date

      On the Effective Date, pursuant to the Plan and the confirmation order, WilTel emerged as the successor to WCG and issued an aggregate of 22,000,000 shares of WilTel common stock to Leucadia and an aggregate of 27,000,000 shares of WilTel common stock to a grantor trust (the "Residual Trust") among WCG, WilTel, and Wilmington Trust Corporation, as trustee (the "Residual Trustee") on behalf of certain creditors of WCG. An additional 1,000,000 shares of WilTel common stock were issued to WCG in connection with a "channeling injunction" that could potentially benefit securities holders involved in a class action proceeding against WCG.

      WilTel issued shares of its common stock to Leucadia under the Plan in two distributions. First, pursuant to a Purchase and Sale Agreement, dated as of July 26, 2002, between Leucadia and TWC (amended on October 15, 2002), Leucadia acquired from TWC certain claims that TWC had against WCG (the "TWC Assigned Claims") for a purchase price of $180 million paid in the form of a letter of credit issued by Fleet Bank (the "TWC Letter of Credit") and WilTel issued 11,775,000 shares of its common stock to Leucadia in satisfaction of such claims in accordance with the Plan.

      Second, pursuant to an Investment Agreement by and among Leucadia, WCG, and WCL, dated as of July 26, 2002 (amended on October 15, 2002), on the Effective Date Leucadia invested $150 million in the Company in exchange for 10,225,000 shares of WilTel common stock (the "New Investment"). Leucadia paid $1,000 of the purchase price in cash to WilTel and delivered the remainder, in the form of a letter of credit issued by JP Morgan Chase Bank (the "Company Letter of Credit").

      Leucadia delivered the TWC Letter of Credit and the Company Letter of Credit into an escrow account established pursuant to an Escrow Agreement (the "Escrow Agreement") dated as of October 15, 2002, among the Company, Leucadia, TWC, and The Bank of New York as Escrow Agent. The Escrow Agreement provided for the release of the Letters of Credit (and documents related to the Real Property Purchase and Sale Agreement) upon receipt, prior to February 28, 2003, of approval from the FCC for the transfer of control to the Company of the licenses that had been temporarily issued to WCL prior to the Effective Date. Failure to obtain FCC approval by February 28, 2003, in accordance with the terms of the Escrow Agreement would have resulted in an "unwind" of the New Investment and the purchase of the TWC Assigned Claims. However, following receipt of the FCC approval on November 25, 2002, the proceeds of the Company Letter of Credit were paid to the Escrow Agent for disbursement to the Company in accordance with the terms of the Escrow Agreement, and the proceeds of the TWC Letter of Credit were paid to the Escrow Agent for disbursement to TWC.

      WCG continues to exist as a separate corporate entity, formed in the State of Delaware, in order to liquidate any residual assets and wind up its affairs. On the Effective Date, WCG transferred substantially all of its assets to WilTel. The other Debtor, CG Austria, continues to exist as a separate corporate entity, incorporated in the State of Delaware, and owned solely by WCL.

      The Exit Credit Agreement

      On the Effective Date, WCL and the lenders under its credit facility (the "Lenders") entered into a credit agreement (the "Exit Credit Agreement") that combined the term loans under the previous credit facility into one loan for $375 million (paid down throughout the bankruptcy from a pre-petition balance of $975 million). See

                        WILTEL COMMUNICATIONS GROUP, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

Note 15 to the consolidated financial statements for a further discussion of the terms of the Exit Credit Agreement.

      Capitalization, Corporate Governance, and Leucadia Agreements

      Pursuant to the Plan and a Stockholders Agreement, dated October 15, 2002, between Leucadia and the Company (the "Stockholders Agreement"), the Company's Board of Directors is comprised of four members designated by Leucadia, four members designated by the Official Committee of Unsecured Creditors of WCG, and the Chief Executive Officer of the Company, Jeff K. Storey, who was elected as Chief Executive Officer of the Company and became a member of the Board of Directors on October 31, 2002. Pursuant to the Stockholders Agreement, so long as Leucadia beneficially owns at least 20% of the outstanding common stock of WilTel, it will be entitled to nominate four members of the Board of Directors. If Leucadia beneficially owns less than 20% but more than 10% of the outstanding common stock of WilTel, it will be entitled to nominate one member to the Board of Directors. In addition, the Stockholders Agreement provides that, until October 15, 2004, Leucadia will vote all of its shares of WilTel common stock in favor of Committee designees to the Board. Until October 15, 2004, any replacement of a Committee designee will occur through a nominating process detailed at Section 3.4 of the Stockholders Agreement.

      Pursuant to the Stockholders Agreement, for a period of five years from the Effective Date of the Plan, Leucadia may not acquire or agree to acquire any of the Company's securities except (a) with prior approval by a majority of the members of the Board of Directors that are independent or by holders of a majority of the Company voting securities that are not owned by Leucadia voting together as a single class, (b) in connection with certain other acquisitions, so long as Leucadia would not hold in excess of 49% of the Company's voting securities following such acquisition or (c) a Permitted Investor Tender Offer (as defined in the Stockholders Agreement).

      The WilTel articles of incorporation (the "Charter") provide that 200 million shares of common stock are authorized for issuance (of which 50 million shares were issued under the Plan and are outstanding), and 100 million shares of preferred stock are authorized for issuance (of which no shares are issued and outstanding).

      Leucadia has entered into a Registration Rights Agreement with the Company by which the Company has granted Leucadia certain rights to obligate the Company to register for sale under the Securities Act of 1933, the shares owned by Leucadia or its affiliates, including the shares issued pursuant to the Plan.

      Leucadia and the Company have entered into a Stockholder Rights and Co-Sale Agreement (the "Co-Sale Agreement") by which, among other things, certain WilTel holders (any of the approximately 2,500 holders who submitted an affidavit within 90 days after the Effective Date, or their Permitted Transferee under the Co-Sale Agreement, who maintain beneficial ownership of at least 100 shares of common stock received pursuant to the Plan) will be eligible to participate in (i) issuances of Securities (as defined in the Co-Sale Agreement) to Leucadia until the fifth anniversary of the Effective Date and (ii) any transfer (other than transfers to affiliates of Leucadia and Exempt Transactions (as defined in the Co-Sale Agreement)) by Leucadia of shares of WilTel common stock representing 33% or more of the WilTel common stock outstanding. In addition, two such holders each paid $25,000 to the Company (with the submission of the affidavit referred to above) to be eligible to participate in proposed issuances or actual issuances of Other Securities (as defined in the Co-Sale Agreement) to Leucadia until the fifth anniversary of the Effective Date.

      On October 28, 2002, Leucadia purchased in a private transaction 1.7 million shares of WilTel's common stock as reported on Schedule 13-D filed on October 30, 2002, which brings Leucadia's ownership interest in WilTel to 47.4%.

                        WILTEL COMMUNICATIONS GROUP, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

      The "Five-Percent Limitation" on Stock Ownership

      As required by the Plan, the Charter imposes certain restrictions on the transfer of "Corporation Securities" (as defined in the Charter, including common stock, preferred stock, and certain other interests) with respect to persons who are, or become, five-percent shareholders of the Company, as determined in accordance with applicable tax laws and regulations (the "Five-percent Ownership Limitation"). The Five-percent Ownership Limitation provides that any transfer of, or agreement to transfer, Corporation Securities prior to the end of the effectiveness of the restriction (as described below) shall be prohibited if either (y) the transferor holds five percent or more of the total fair market value of the Corporation Securities (a "Five-percent Shareholder") or (z) to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (1) any person or group of persons shall become a Five-percent Shareholder, or (2) the holdings of any Five-percent Shareholder shall be increased, excluding issuances of WilTel common stock under the Plan and certain other enumerated exceptions. Each certificate representing shares of WilTel common stock bears a legend that re-states the applicable provisions of the Charter.

      The Five-percent Ownership Limitation will not apply to: (i) certain transactions approved by the WilTel Board, (ii) an acquisition by Leucadia of shares of the Corporation Securities that, as a percentage of the total shares outstanding, is not greater than the difference between 49% and the percentage of the total shares outstanding acquired by Leucadia or any of its subsidiaries in the Plan, plus any additional Corporation Securities acquired by Leucadia and its subsidiaries, and (iii) certain other transactions specified in the Charter if, prior to the transaction, the WilTel Board or a duly authorized committee thereof determines in good faith upon request of the transferor or transferee that the transaction meets certain specified criteria.

      The Charter also prohibits the issuance of non-voting equity securities.

      Additional Effective Date Transactions

      In addition, the following transactions, among others, occurred on the Effective Date pursuant to the Plan (capitalized terms used but not defined herein have the meaning ascribed to them in the Plan):

- All of the Restated Credit Documents were executed and delivered and became effective, and $350 million was paid to the Lenders thereunder.

- Each of the transactions that comprise the TWC Settlement occurred or were implemented and became binding and effective in all respects (subject to the Escrow Agreement), including:

      - documents to effect the sale by Williams Headquarters Building Company of the Building Purchase Assets to WTC pursuant to the Real Property Purchase and Sale Agreement were deposited into escrow with The Bank of New York, as Escrow Agent, and subsequently delivered when the $330 million proceeds of the Leucadia New Investment and purchase of TWC Assigned Claims were released to the Company and TWC, respectively, pursuant to the terms of the Escrow Agreement;

      - all of the releases contemplated by the TWC Settlement became binding and effective, including releases whereby WCG, WCG's current and former directors and officers, and the Committee released TWC and its current and former directors, officers, and agents; in addition, TWC released WCG and WCG's current and former directors and officers, including the claims that TWC alleged it had against WCG's non-debtor subsidiaries; and

      - all other transactions contemplated under the TWC Settlement were consummated.

                        WILTEL COMMUNICATIONS GROUP, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

- As contemplated by the Settlement Agreement, the confirmation order provided an injunction with respect to (a) channeling all personal claims of WCG's unsecured creditors against TWC and deeming them satisfied from the consideration provided by TWC under the Settlement Agreement; and (b) channeling all remaining securities actions against WCG's officers and directors to a "fund" consisting of up to 2% of WilTel's common stock and the right to collect under WCG's director and officer liability insurance policies.

- Pursuant to the Settlement Agreement, TWC transferred to WCG all of its rights in the "WilTel" and "WilTel Turns Up Worldwide" marks, and in exchange WCG agreed to amend the term of the Trademark License Agreement, dated April 23, 2001, between TWC and WCG, to two years following the Effective Date, at which time the Company would no longer have the right to use the "Williams" mark, the "Williams Communications" mark, and certain other "Williams" related marks. The transfer of these rights was effectuated through an Assignment of Rights Agreement between Williams Information Services Corporation ("WISC") and WCL pursuant to which WISC agreed to grant, sell, and convey to WCL all of its right, title, and interest in the United States and Canada to the trademarks "WilTel" and "WilTel Turns Up Worldwide."

- WCG has various administrative service and support contracts with TWC. The Settlement Agreement provides for the continuation of only those contracts between WCG and the TWC entities that WCG views as favorable (the "TWC Continuing Contracts"), as well as modification to certain of those TWC Continuing Contracts to waive any rights to an unfavorable alteration of contract terms due to the New Investment or the transactions contemplated by the Plan.

- All other payments, deliveries and other distributions to be made pursuant to the Plan or the Restated Credit Documents on or as soon as practicable after the Effective Date were made or duly provided for.

3. REORGANIZATION ITEMS, NET

      Reorganization items, which consist of items incurred by WCG as a result of reorganization under the Bankruptcy Code, are as follows for the ten months ended October 31, 2002:

                                                           PREDECESSOR
                                                           -----------
                                                          (IN THOUSANDS)
Reorganization items, net:
  Gain on the discharge of liabilities (a)                  $4,346,274
  Fresh start adjustments to fair value (b)                 (2,161,397)
  Gain on forgiveness of interest (c)                           73,898
  Write-off of deferred financing costs (d)                    (58,448)
  Write-off of debt discounts (d)                              (10,055)
  Retention bonus agreements with former officers (e)          (12,926)
  Professional fees and other (f)                              (12,046)
                                                            ----------
                                                            $ 2,165,300
                                                            ===========

Explanations of the reorganization items in the table above are as follows:

      (a) The gain on the discharge of liabilities subject to compromise primarily included the Senior Redeemable Notes of approximately $2.4 billion, the Senior Reset Note of $1.5 billion, the ADP Claims of approximately $754 million, the Pre-Spin Services Claims of $100 million and accrued interest of approximately $137 million, partially offset by the issuance of $600 million of WilTel common stock.

                        WILTEL COMMUNICATIONS GROUP, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

      (b) Under fresh start accounting, the net reorganization value is allocated among the individual assets and liabilities based upon their relative fair values. The Company's fresh start adjustments to record its net assets to fair value of $2.2 billion primarily related to adjusting its investment in WCL to its fair value and the cancellation of WCG's redeemable cumulative convertible preferred stock. For a complete discussion of the Company's fresh start accounting adjustments, see Note 3 to the consolidated financial statements.

      (c) As discussed in Note 2, in March 2002, certain provisions of the indenture related to the Senior Reset Note were amended. The amendment, among other things, provided that TWC would make the required March and September 2002 interest payments on behalf of WCG to WCG Note Trust, and WCG would not be required to reimburse TWC for these interest payments. Since the interest accrued on these notes through March 2002 was not a claim in the chapter 11 proceedings, WCG recognized a gain of $73.9 million ($0.15 per share) for the ten months ended October 31, 2002 in accordance with SOP 90-7.

      (d) For the ten months ended October 31, 2002, the Company wrote off deferred financing costs and debt discounts associated with liabilities subject to compromise to reorganization items in accordance with SOP 90-7 since the deferred financing costs and debt discounts do not have a remaining useful life as a result of the chapter 11 proceedings.

      (e) As discussed in Note 20 to the consolidated financial statements, the Company has recorded $12.9 million in reorganization expense for the ten months ended October 31, 2002 primarily related to taxes on the retention bonus agreements with former officers in place, inasmuch as the Company committed to pay pursuant to those agreements an aggregate of up to $20 million for taxes incurred by the beneficiaries of those agreements.

      (f) Professional fees and other primarily consists of professional fees for legal and financial advisory services in connection with the reorganization.

4. RECEIVABLE FROM WHOLLY-OWNED SUBSIDIARY

      As of December 31, 2001, WCG's receivable from WCL consisted of an eight-year promissory note entered into on November 1, 1999. The note consisted of $2.7 billion of interest-bearing advances to WCL at an interest rate equal to WCG's Senior Redeemable Notes described below, $1.5 billion of interest-bearing advances to WCL at an interest rate equal to the Senior Reset Note described below, $100.0 million of interest-bearing advances to WCL at an interest rate equal to the other financing arrangements with TWC described below and $4.2 billion of non-interest bearing advances to WCL. On April 22, 2002, WCG contributed $9.6 billion of this promissory note to member's equity of WCL leaving a balance of $75.0 million. In addition, on April 22, 2002, WCL paid to WCG $25 million, leaving a non-interest bearing balance of $50.0 million, in order to fund the expenses of the chapter 11 proceedings. Upon emergence from the chapter 11 proceedings, the remaining balance of the promissory note was contributed to member's equity of WCL.

5. PROPERTY, PLANT AND EQUIPMENT

      In December 2002, WCL transferred certain real property assets located in Nevada to WilTel pursuant to the Plan. Depreciation is computed on a straight-line method over estimated useful lives.

                        WILTEL COMMUNICATIONS GROUP, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

6. LONG-TERM DEBT

      Long-term debt as of December 31 consisted of the following:

                                                                       SUCCESSOR       PREDECESSOR
                                                                        COMPANY         COMPANY
                                                                             2002            2001
                                                                       ----------      ----------
                                                                             (IN THOUSANDS)
Senior Redeemable Notes, 10.70% - 11.875%, due 2007 - 2010  .....      $       --      $2,438,692
Senior Reset Note due 2008 ......................................              --       1,500,000

      Senior Redeemable Notes

      In the second half of 2001, a wholly-owned subsidiary of WCG purchased $551.0 million of the Senior Redeemable Notes in the open market at an average price of 43% of face value. The purchase resulted in a gain of $296.9 million, including the recognition of deferred costs and debt discounts related to the purchased Senior Redeemable Notes.

      The Senior Redeemable Notes were unsecured obligations of WCG. On April 1, 2002, WCG did not make interest payments totaling approximately $91 million due under the terms of one of the Senior Redeemable Notes indentures. The failure to make that payment resulted in a default under that indenture. In addition, the commencement of chapter 11 proceedings resulted in a default under each of the indentures governing the Senior Redeemable Notes. The Senior Redeemable Notes were discharged in the chapter 11 proceedings, and the noteholders received WilTel common stock in accordance with the Plan as discussed in Note 2.

      Senior Reset Note

      This note was included in the Settlement Agreement between TWC, the Committee and Leucadia (see Note 2).

7. GUARANTEE

      As of December 31, 2001, WCL had a $1.5 billion credit facility. In connection with the commencement of the chapter 11 proceedings, WCL and the credit facility lenders entered into an amendment of the credit facility (the "Interim Amendment"), which was effective until the Plan was consummated. The Interim Amendment granted a waiver of all defaults and events of default occurring prior to April 22, 2002, so long as there was no occurrence of a subsequent default, as well as the amendment of certain other provisions of the credit facility to avoid the occurrence of events of default as a result of the commencement of the chapter 11 proceedings. In accordance with the Interim Amendment, WCL prepaid $250 million ($200 million in April 2002 and $50 million in July 2002) leaving a balance of $725 million prior to WCG's emergence from the chapter 11 proceedings. On October 15, 2002, WCL and the credit facility lenders entered into the Exit Credit Agreement and paid the lenders $350 million upon the effectiveness of the Exit Credit Agreement leaving a balance under the Exit Credit Agreement of $375 million. WCG (Parent) was a guarantor under the original credit facility and the Interim Amendment. WilTel is a guarantor under the Exit Credit Agreement. The Exit Credit Agreement restricts WCL's ability to transfer funds and pay dividends to WilTel. However, these restrictions allow WCL to transfer funds to for certain other payments as outlined Exit Credit Agreement. The Exit Credit Agreement expires in September 2006.

                        WILTEL COMMUNICATIONS GROUP, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

8. RELATED PARTY TRANSACTIONS

      Transactions with Former Executive Officers

      As part of the spin-off from TWC, WCG inherited a long-established loan program from TWC under which TWC extended loans to its executives to purchase TWC stock (the "Executive Loans"). At the time of the spin-off, six WCG executives had outstanding loans with TWC, and as part of the spin-off, the Executive Loans were transferred to WCG. As of December 31, 2001, the outstanding balance of these loans were $19.9 million, all which were considered long-term receivables.

      Effective December 31, 2001, the Compensation Committee of the board of directors of WCG established a program to award annual retention bonuses over a period of five years in the aggregate amount of $13 million to certain executives to be applied, after deduction of applicable withholding taxes, solely against their respective outstanding principal loan balances. The agreements executed under this program were subsequently amended in conjunction with the Plan.

      Under the amended retention bonus agreements, the Company reimbursed interest payments owed by the WCG executives as of January 1, 2002. In addition, the Company became responsible for paying all taxes limited to an aggregate total of $20 million associated with interest and principal payments under the retention bonus agreements, as well as any taxes incurred as a result of the payment of taxes by the Company. Under a separate amendment, all retention bonus payments vested upon consummation of the transactions included in the Plan, but still are to be paid out over the first through fourth anniversaries of the Effective Date, unless accelerated as a result of death or disability of the payee. Any officers who were parties to retention bonus agreements were not eligible to participate in the Company's otherwise applicable change in control severance plan. WCG recorded an expense of $23.3 million for the ten months ended October 31, 2002 related to the retention bonus agreements, $10.4 million of this expense was recorded to selling, general and administrative expense for costs prior to WCG commencing chapter 11 proceedings and the remaining $12.9 million was recorded to reorganization expense for costs after WCG commenced chapter 11 proceedings. As of December 31, 2002, WilTel has accrued liabilities of $2.3 million and other long-term liabilities of $5.9 million representing taxes to be paid by WilTel related to the retention bonus agreement.

      On October 10, 2002, the Bankruptcy Court approved a settlement agreement between WCG and John C. Bumgarner, a former officer of WCG who participated in the TWC loan program. The agreement provided that WCG would settle a $6.9 million employee loan plus accrued interest in return for the loan's collateral of 238,083 shares of TWC common stock and 195,798 shares of WCG common stock and approximately $7 million of face value of WCG's Senior Redeemable Notes. As a result of the surrender of the Senior Redeemable Notes by Mr. Bumgarner, no shares of WilTel common stock were distributed under the Plan to Mr. Bumgarner. In addition, Mr. Bumgarner will provide consulting services at no cost to the Company for a period of three years from the date of his retirement. WCG recorded a loss of approximately $7 million to provision for doubtful accounts for the ten months ended October 31, 2002 related to the agreement.

      Leucadia

      On November 27, 2002, WilTel entered into a one-year Restructuring Services Agreement with Leucadia effective as of October 16, 2002. Under the terms of this agreement, Leucadia provides restructuring advice to WilTel with respect to management, operations, future business opportunities, and other matters to be mutually determined between Leucadia and WilTel. Leucadia does not receive any compensation for its services rendered under this agreement, but is reimbursed for all expenses incurred in connection with its performance under the agreement.

9. DIVIDENDS FROM SUBSIDIARY

      WilTel did not receive any cash dividends for the two months ended December 31, 2002 from its subsidiary, WCL. WCG did not receive any cash dividends for the ten months ended October 31, 2002 and for the years ended December 31, 2001 and 2000 from its subsidiary, WCL.

                        WILTEL COMMUNICATIONS GROUP, INC.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS(a)
                                 (IN THOUSANDS)

                                                                       ADDITIONS
                                                                       ---------
                                                            CHARGED TO
                                           BEGINNING         COSTS AND                                               ENDING
                                            BALANCE           EXPENSES          OTHER(c)        DEDUCTIONS(b)       BALANCE
                                          ------------      ------------      ------------      ------------      ------------
Allowance for doubtful accounts:

SUCCESSOR COMPANY:
  Two months ended December 31, 2002      $     48,769      $        787      $         95      $        272      $     49,379

PREDECESSOR COMPANY:
  Ten months ended October 31, 2002       $     41,362      $      8,922      $      1,392      $      2,907      $     48,769
  2001 .............................            21,501            26,020             8,551            14,710            41,362
  2000 .............................             8,843             9,959             6,650             3,951            21,501

Notes receivable allowance:

SUCCESSOR COMPANY:
  Two months ended December 31, 2002      $      2,424      $         --      $         --      $         --      $      2,424

PREDECESSOR COMPANY:
  Ten months ended October 31, 2002       $     12,000      $     11,196      $        732      $     21,504      $      2,424
  2001 .............................                --            12,000                --                --            12,000
  2000 .............................                --                --                --                --                --

-------
(a)   Deducted from related assets.

(b)   Represents balances written off, net of recoveries and reclassifications.

(c)   Primarily relates to acquisitions of businesses and billing adjustments.

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                   DESCRIPTION
 ------                                   -----------
2.1*                 Copy of the Order Confirming Second Amended Joint Plan of
                     Reorganization of Williams Communications Group, Inc. and
                     CG Austria, Inc. (filed as Exhibit 99.1 to the Williams
                     Communications Group, Inc. Current Report on Form 8-K dated
                     October 11, 2002 (the "October 11, 2002, 8-K"))

2.2*                 Second Amended Joint Plan of Reorganization of Williams
                     Communications Group, Inc. and CG Austria, Inc. (filed as
                     Exhibit A to Exhibit 99.2 to the Williams Communications
                     Group, Inc. Current Report on Form 8-K dated August 23,
                     2002)

2.3*                 Modifications to Second Amended Joint Chapter 11 Plan of
                     Reorganization of Williams Communications Group, Inc. and
                     CG Austria, Inc. (Attachment I to Order Confirming Second
                     Amended Joint Plan of Reorganization of Williams
                     Communications Group, Inc. and CG Austria, Inc.) (filed as
                     Exhibit 99.3 to the Williams Communications Group, Inc.
                     October 11, 2002, 8-K)

2.4*                 Consent Order in Aid of Consummation of Debtors' Second
                     Amended Joint Chapter 11 Plan of Reorganization (filed as
                     Exhibit 99.4 to the Williams Communications Group, Inc.
                     October 11, 2002, 8-K)

3.1* Charter of the Company, filed with the Secretary of State of the State of Nevada on October 14, 2002 (filed as
                     Exhibit 99.7 to the Company's Current Report on Form 8-K dated October 24, 2002 (the "October 24, 2002, 8-K"))

3.2* By-Laws of the Company, as amended, dated as of October 15, 2002 (filed as Exhibit 99.9 to the Company's October 24,
                     2002, 8-K)

4.1* Stockholders Agreement, dated as of October 15, 2002, between Leucadia National Corporation and the Company
                     (filed as Exhibit 99.6 to the Company's October 24, 2002,
                     8-K)

4.2*                 Registration Rights Agreement, dated as of October 15,
                     2002, between Leucadia National Corporation and the Company
                     (filed as Exhibit 99.10 to the Company's October 24, 2002,
                     8-K)

4.3*                 Co-Sale Agreement, dated as of October 15, 2002, between
                     Leucadia National Corporation and the Company (filed as
                     Exhibit 99.11 to the Company's October 24, 2002, 8-K)

10.1* Amended and Restated Alliance Agreement between Telefonos de Mexico, S.A. de C.V. and Williams Communications, Inc., dated May 25, 1999 (filed as Exhibit 10.2 to the Williams
                     Communications Group, Inc. Equity Registration Statement,
                     Amendment No. 8, dated September 29, 1999)

10.2*                Master Alliance Agreement between SBC Communications Inc.
                     and Williams Communications, Inc. dated February 8, 1999
                     (filed as Exhibit 10.10 the Williams Communications Group,
                     Inc. Equity Registration Statement, Amendment No. 1, dated
                     May 27, 1999)

10.3*                Transport Services Agreement dated February 8, 1999, among
                     Southwestern Bell Communication Services, Inc., SBC
                     Operations, Inc. and Williams Communications, Inc. (filed as Exhibit 10.11 to the Williams Communications Group, Inc.
                     Equity Registration Statement, Amendment No. 1, dated May
                     27, 1999)

10.4*                Umbrella Agreement by and between DownTown Utilities Pty
                     Limited, WilTel Communications Pty Limited, Spectrum
                     Network Systems Limited, CitiPower Pty, Energy Australia,
                     South East Queensland Electricity Corporation Limited,
                     Williams Holdings of Delaware Inc. and Williams
                     International Services Company, dated June 19, 1998 (filed as Exhibit 10.27 to the Williams Communications Group, Inc.
                     Equity Registration Statement, Amendment No. 1, dated May
                     27, 1999)

10.5*                Sale and Purchase Agreement by and among Williams
                     Communications, LLC, Williams Learning Network, Inc.,
                     Williams Communications Solutions, LLC, Platinum Equity,
                     LLC, WCS Acquisition Corporation, and WCS Acquisition LLC, dated as of January 29, 2001 (filed as Exhibit 10.64 to the Williams Communications Group, Inc. Annual Report on Form
                     10-K for the year ended December 31, 2000, as filed on March 12, 2001)

10.6*                Amended and Restated Separation Agreement dated April 23,
                     2001, by and between The Williams Companies, Inc. and the Company (filed as Exhibit 99.1 to the Williams
                     Communications Group, Inc. Current Report on Form 8-K dated
                     May 3, 2001, (the "May 3, 2001, 8-K"))

10.7* Amended and Restated Administrative Services Agreement dated April 23, 2001, between The Williams Companies, Inc., and those certain subsidiaries of Williams collectively as the "Williams Subsidiaries" and the Company and those certain subsidiaries of the Company listed collectively as the "Communications Subsidiaries" (filed as Exhibit 99.2 to the Williams Communications Group, Inc. May 3, 2001, 8-K)

10.8* Sale and Purchase Agreement dated as of March 26, 2001, by and among WCS, Inc., Williams Communications, LLC, and
                     TELUS Communications Inc. (filed as Exhibit 10.78 to the
                     Williams Communications Group, Inc. Quarterly Report on
                     Form 10-Q for the quarter ended June 30, 2001, as filed on August 10, 2001)

10.9*                Stock Purchase Agreement dated as of June 24, 2001, by and among iBEAM Broadcasting Corporation, Williams
                     Communications, LLC, Allen & Company Incorporated, and Lunn
                     iBEAM, LLC (filed as Exhibit 10.81 to the Williams
                     Communications Group, Inc. Quarterly Report on Form 10-Q
                     for the quarter ended June 30, 2001, as filed on August 10,
                     2001)

10.10* Stockholders Agreement dated as of July 10, 2001, by and among Williams Communications, LLC, iBEAM Broadcasting
                     Corporation, the other stockholders iBEAM Broadcasting
                     Corporation and certain other parties (filed as Exhibit
                     10.82 to the Williams Communications Group, Inc. Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 2001, as filed on August 10, 2001)

10.11* Asset Sale Agreement dated as of October 11, 2001, by and between iBeam Broadcasting Corporation and Williams
                     Communications, LLC (filed as Exhibit 10.91 to the Williams
                     Communications Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed on April
                     1, 2002)

10.12* Debtor-in-Possession Credit and Security Agreement dated as of October 11, 2001, by and between iBeam Broadcasting
                     Corporation and Williams Communications, LLC (filed as
                     Exhibit

                     10.92 to the Williams Communications Group, Inc. Annual
                     Report on Form 10-K for the fiscal year ended December 31, 2001, as filed on April 1, 2002)

10.13*               Fee Letter dated October 11, 2001, from Williams
                     Communications, LLC to iBeam Broadcasting Corporation
                     (filed as Exhibit 10.93 to the Williams Communications
                     Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed on April 1, 2002)

10.14*               Asset Purchase Agreement by and between CoreExpress, Inc.
                     and Williams Communications, LLC dated as of October 31,
                     2001 (filed as Exhibit 10.96 to the Williams Communications
                     Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed on April 1, 2002)

10.15*               Amendment dated December 3, 2001, to Asset Purchase
                     Agreement by and between CoreExpress, Inc. and Williams
                     Communications, LLC dated as of October 31, 2001 (filed as
                     Exhibit 10.97 to the Williams Communications Group, Inc.
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 2001, as filed on April 1, 2002)

10.16*               First Amendment dated as of December 7, 2001, to the Asset
                     Sale Agreement dated as of October 11, 2001, by and between iBeam Broadcasting Corporation and Williams Communications,
                     LLC (filed as Exhibit 10.98 to the Williams Communications
                     Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed on April 1, 2002)

10.17*               Amendment No. 1 dated December 7, 2001, to
                     Debtor-in-Possession Term Credit and Security Agreement dated as of October 11, 2001, by and between iBeam
                     Broadcasting Corporation and Williams Communications, LLC
                     (filed as Exhibit 10.99 to the Williams Communications
                     Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed on April 1, 2002)

10.18*               Private Foreclosure Sale Agreement dated as of December 20,
                     2001, among Williams Communications, LLC, (Purchaser);
                     CoreExpress, Inc. (Debtor); Cisco Systems Capital
                     Corporation, Cisco Systems, Inc., Nortel Networks, Inc.,
                     UMB Bank & Trust, N.A., and Morgan Stanley & Co. (Senior
                     Secured Parties); Juniper Networks Credit Corporation,
                     Commercial and Municipal Financial Corporation, Sumner
                     Group, Inc., CIT Technologies Corporation d/b/a Technology
                     Rentals and Services, Inc., Sunrise Leasing Corporation d/b/a Cisco Systems Capital Corporation, and
                     Hewlett-Packard Co. (Purchase Money Lenders) (filed as
                     Exhibit 10.100 to the Williams Communications Group, Inc.
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 2001, as filed on April 1, 2002)

10.19*               Copy of the Williams Communications Group, Inc. April 22,
                     2002, agreement with principal creditor group (filed as Exhibit 10.1 to the Williams Communications Group, Inc.
                     Current Report on Form 8-K dated April 22, 2002 (the "April
                     22, 2002, 8-K"))

10.20* Copy of the Williams Communications Group, Inc. agreement with The Williams Companies, Inc. (filed as Exhibit 10.2 to the Williams Communications Group, Inc. April 22, 2002,
                     8-K")

10.21*               Settlement Agreement among Williams Communications Group,
                     Inc., CG Austria, Inc., the Official Committee of Unsecured
                     Creditors, The Williams Companies, Inc., and Leucadia
                     National Corporation dated July 26, 2002, filed with the
                     Bankruptcy Court as Exhibit A to the Joint Motion (filed as
                     Exhibit 99.2 to the Williams Communications Group, Inc.
                     Current Report on Form 8-K dated July 31, 2002, (the "July
                     31, 2002, 8-K"))

10.22*               First Amended Joint Chapter 11 Plan of Reorganization of
                     Williams Communications Group, Inc. and CG Austria, filed with the Bankruptcy Court as Exhibit 1 to the Settlement
                     Agreement (filed as Exhibit 99.3 to the Williams
                     Communications Group, Inc. July 31, 2002, 8- K)

10.23*               Investment Agreement between Williams Communications Group,
                     Inc. and Leucadia National Corporation dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 2 to the Settlement Agreement (filed as Exhibit 99.4 to the Williams
                     Communications Group, Inc. July 31, 2002, 8-K)

10.24*               Purchase and Sale Agreement between Leucadia National
                     Corporation and The Williams Companies, Inc., dated July
                     26, 2002, filed with the Bankruptcy Court as Exhibit 3 to the Settlement Agreement (filed as Exhibit 99.5 to the
                     Williams Communications Group, Inc. July 31, 2002 8-K)

10.25*               Real Property Purchase and Sale Agreement among Williams
                     Communications Group, Inc., Williams Headquarters Building
                     Company, Williams Technology Center, LLC, Williams
                     Communications, LLC, and Williams Aircraft Leasing, LLC, dated July 26, 2002, filed with the Bankruptcy Court as
                     Exhibit 4 to the Settlement Agreement (filed as Exhibit
                     99.6 to the Williams Communications Group, Inc. July 31,
                     2002 8-K)

10.26*               List of TWC Continuing Contracts, filed with the Bankruptcy
                     Court as Exhibit 5 to the Settlement Agreement (filed as
                     Exhibit 99.7 to the Williams Communications Group, Inc.
                     July 31, 2002 8-K)

10.27*               Agreement for the Resolution of Continuing Contract
                     Disputes among Williams Communications Group, Inc.,
                     Williams Communications, LLC, and The Williams Companies,
                     Inc., dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 6 to the Settlement Agreement (filed as Exhibit
                     99.8 to the Williams Communications Group, Inc. July 31,
                     2002 8-K)

10.28*              Tax Cooperation Agreement between Williams Communications
                     Group, Inc. and The Williams Companies, Inc., dated July
                     26, 2002, filed with the Bankruptcy Court as Exhibit 7 to
                     the Settlement Agreement (filed as Exhibit 99.9 to the
                     Williams Communications Group, Inc. July 31, 2002 8-K)

10.29*               Amendment to Trademark License Agreement between Williams
                     Communications Group, Inc. and The Williams Companies,
                     Inc., dated July 26, 2002, filed with the Bankruptcy Court as Exhibit to the Settlement Agreement (filed as Exhibit
                     99.10 to the Williams Communications Group, Inc. July 31,
                     2002 8-K)

10.30*               Assignment of Rights between Williams Information Services
                     Corporation and Williams Communications, LLC, dated July
                     26, 2002, filed with the Bankruptcy Court as Exhibit 9 to the Settlement Agreement (filed as Exhibit 99.11 to the
                     Williams Communications Group, Inc. July 31, 2002 8-K)

10.31*               Guaranty Indemnification Agreement between Williams
                     Communications Group, Inc. and The Williams Companies,
                     Inc., dated July 26, 2002, filed with the Bankruptcy Court as Exhibit 10 to the Settlement Agreement (filed as Exhibit
                     99.12 to the Williams Communications Group, Inc. July 31,
                     2002 8-K)

10.32* Declaration of Trust, dated as of October 15, 2002, by and among Williams Communications Group, Inc., the Company and the Residual Trustee (filed as Exhibit 99.1 to the
                     Company's October 24, 2002, 8-K)

10.33*               Amendment No. 1, dated as of October 15, 2002, to the
                     Purchase Agreement, dated as of July 26, 2002, between TWC and Leucadia (filed as Exhibit 99.2 to the Company's
                     October 24, 2002, 8-K)

10.34* Escrow Agreement, dated as of October 15, 2002, by and among the Company, TWC, Leucadia and The Bank of New York, as Escrow Agent (filed as Exhibit 99.3 to the Company's
                     October 24, 2002, 8-K)

10.35*               First Amendment, dated as of September 30, 2002, to the
                     Investment Agreement, dated as of July 26, 2002, by and among the Company, Leucadia and WCL (filed as Exhibit 99.4 to the Company's October 24, 2002, 8-K)

10.36*               Amendment No. 2, dated as of October 15, 2002, to the
                     Investment Agreement, dated as of July 26, 2002 and amended as of September 30, 2002, by and among the Company, Leucadia and WCL (filed as Exhibit 99.5 to the Company's
                     October 24, 2002, 8-K)

10.37* Second Amended and Restated Credit and Guaranty Agreement dated as of September 8, 1999, as amended and restated as of April 25, 2001 and as further amended and restated as of October 15, 2002 (filed as Exhibit 99.12 to the Company's
                     October 24, 2002, 8-K)

10.38* Amendment No. 9, dated as of October 15, 2002, to Amended and Restated Credit Agreement, dated as of September 8,
                     1999, and Amendment No. 1, dated as of October 15, 2002, to the Subsidiary Guarantee, dated as of September 8, 1999
                     (filed as Exhibit 99.13 to the Company's October 24, 2002,
                     8-K)

10.39*               Amended and Restated Security Agreement, dated as of April
                     23, 2001, as amended and restated as of October 15, 2002
                     (filed as Exhibit 99.14 to the Company's October 24, 2002,
                     8-K)

10.40*               Amendment No. 1, dated as of October 15, 2002, to the Real
                     Property Purchase and Sale Agreement, dated as of July 26,
                     2002, among Williams Headquarters Building Company, WTC,
                     WCL, WCG and Williams Communications Aircraft, LLC (filed as Exhibit 99.15 to the Company's October 24, 2002, 8-K)

10.41*               Restructuring Services Agreement, effective as of October
                     16, 2002, between the Company and Leucadia (filed as
                     Exhibit 10.1 to the Company's December 5, 2002, 8-K)

10.42                Pledge Agreement dated as of October 15, 2002, by CG
                     Austria, Inc., as pledgor, to Williams Headquarters
                     Building Company, as pledgee

10.43 +              First Amendment to Master Alliance Agreement between SBC
                     Communications Inc. and Williams Communications, Inc, by and between SBC Communications Inc. and Williams
                     Communications, LLC, dated September 25, 2002

10.44 +              First Amendment to Transport Services Agreement among
                     Southwestern Bell Communications Services Inc., SBC
                     Operations, Inc. and Williams Communications, Inc., by and among Southwestern Bell Communications Services Inc., SBC
                     Operations, Inc. and Williams Communications, Inc., dated
                     September 29, 2000

10.45 Second Amendment to Transport Services Agreement, as amended by Amendment No. 1 dated September 29, 2000, by and among Southwestern Bell Communications Services Inc., SBC
                     Operations, and Williams Communications, LLC, effective as of June 25, 2001

10.46 + Third Amendment to Transport Services Agreement, as amended by Amendment No. 1 dated September 20, 2000, and
                    Amendment No. 2 dated June 25, 2001, by and among
                    Southwestern Bell Communications Services Inc., SBC
                    Operations, Inc. and Williams Communications, LLC, dated
                    September 25, 2002

10.47 +             Fiber Lease Agreement, together with Colocation and
                    Maintenance Agreement and Lease Agreement #2, each dated
                    April 26, 2002, and each amended October 10, 2002, between Metromedia Fiber Network Services, Inc. and
                    Williams Communications, LLC. Such agreements, as amended, supercede that certain Fiber Lease Agreement between Metromedia Fiber Network Services, Inc. and
                    Williams Communications, Inc., dated September 16, 1999
                    (filed as Exhibit 10.5 to the Williams Communications
                    Group, Inc. Equity Registration Statement, Amendment No.
                    8, dated September 29, 1999)

10.48 +             Fiber Lease Agreement together with Colocation and
                    Maintenance Agreement, each dated April 26, 2002,and each
                    amended October 10, 2002, and February 14, 2003, between
                    Williams Communications, LLC and Metromedia Fiber Network
                    Services, Inc. Such agreements, as amended, supercede that certain Fiber Lease Agreement between Williams
                    Communications, Inc. and Metromedia Fiber National Network
                    Services, Inc., dated September 16, 1999 (filed as Exhibit
                    10.6 to the Williams Communications Group, Inc. Equity
                    Registration Statement, Amendment No. 8, dated September 29,
                    1999)

10.49               Williams Communications Group, Inc. Change in Control
                    Severance Protection Plan I, effective as of April 18, 2002

10.50               Williams Communications Group, Inc. Change in Control
                    Severance Protection Plan II, amended and restated as of
                    April 18, 2002 (supercedes the Williams Communications
                    Change in Control Severance Protection Plan filed as Exhibit
                    10.55 to the Williams Communications Group, Inc. Equity
                    Registration Statement, Amendment No. 3, dated July 12,
                    1999)

10.51               Williams Communications Group, Inc. Severance Protection
                    Plan, amended and restated as of April 18, 2002

10.52               Consultation Agreement effective October 15, 2002, between
                    WilTel and Howard E. Janzen

10.53               Employment Agreement dated December 9, 2002, between
                    Williams Communications, LLC and Scott E. Schubert

10.54               Employment Agreement dated November 15, 2002, between
                    Williams Communications, LLC and Frank M. Semple

10.55 Retention Incentive Agreement effective November 13, 2002, among Williams Communications, LLC and Jeff K. Storey

10.56 Retention Bonus Agreement as amended, dated July 19, 2002, among Williams Communications Group, Inc., Williams
                    Communications, LLC, and Howard E. Janzen, effective as of
                    July 14, 2002

10.57 Retention Bonus Agreement as amended, dated July 19, 2002, between Williams Communications Group, Inc., Williams
                    Communications, LLC, and Scott E. Schubert, effective as of
                    July 14, 2002

10.58 Retention Bonus Agreement as amended, dated July 19, 2002, among Williams Communications Group, Inc., Williams
                    Communications, LLC, and Frank M. Semple, effective as of
                    July 14, 2002

10.59 Restructuring Incentive Plan of Williams Communications, LLC as amended and restated as of July 26, 2002

21                  Subsidiaries of the Registrant

99.1*               Order Pursuant to Section 1125 of the Bankruptcy Code and
                    Bankruptcy Rules 3017 and 2002 (A) Approving Proposed Second
                    Amended Disclosure Statement and Certain Related Relief, (B)
                    Approving Procedures for Solicitation and Tabulation of
                    Votes to Accept or Reject Proposed Second Amended Joint Plan of Reorganization, and (C) Scheduling a Hearing on Confirmation of Such Plan, dated August 13, 2002 (filed as
                    Exhibit 99.1 to the Williams Communications Group, Inc.
                    Current Report on Form 8-K dated August 23, 2002 (the
                    "August 23, 2002, 8-K"))

99.2*               Second Amended Disclosure Statement With Respect to Second
                    Amended Joint Chapter 11 Plan of Reorganization of Williams
                    Communications Group, Inc., and CG Austria, Inc., dated
                    August 12, 2002 (filed as Exhibit 99.2 to the Williams
                    Communications Group, Inc. August 23, 2002, 8-K)

99.3*               Monthly operating statement of WCG for the month ended
                    August 31, 2002 (filed as Exhibit 99.5 to the Williams
                    Communications Group, Inc. October 11, 2002, 8-K)

99.4* Monthly operating statement of WCG for the period after April 22, 2002 (date of filing) through May 31, 2002 (filed as Exhibit 99.18 to the Company's October 24, 2002, 8-K)

99.5*               Monthly operating statement of WCG for the month ending June
                    30, 2002 (filed as Exhibit 99.19 to the Company's October
                    24, 2002, 8-K)

99.6*               Monthly operating statement of WCG for the month ending July
                    31, 2002 (filed as Exhibit 99.20 to the Company's October
                    24, 2002, 8-K)

99.7*               Monthly operating statement of WCG for the month ending
                    August 31, 2002 (filed as Exhibit 99.21 to the Company's
                    October 24, 2002, 8-K)

99.8*               Monthly operating statement of WCG for the month ending
                    September 30, 2002 (filed as Exhibit 99.22 to the Company's
                    October 24, 2002, 8-K)

99.9 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
      * Previously filed with the Securities and Exchange Commission as part of the filing indicated, and incorporated herein by reference.

      + Portions of exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2.

      (b) During the fourth quarter 2002, WilTel filed Current Reports on Form 8-K on October 16, October 24, November 4, and December 6, 2002, respectively that reported significant events under Item 5 of the Form. The October 24 Form 8-K also included a statement under Item 1 that, while WilTel made no representation in that regard about the event reported under Item 5, that the transactions described in Item 5 may be deemed to be a change in control. WilTel filed a Form 8-K on November 15, 2002, that reported under Item 9 of the Form certifications by the chief executive officer and chief financial officer of the Company delivered pursuant to 18 U.S.C. Section 1350.