Form 10-Q
period 2003-03-31
WILTEL COMMUNICATIONS GROUP INC
filed 2003-05-13
CIK 1195454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 1O-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission File No. 000-50040

WilTel Communications Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	01-0744785
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Technology Center	74103
Tulsa, Oklahoma	(Zip Code)
(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code:
(918) 547-6000

No Change
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common Stock, $0.01 par value	50,000,000 Shares

WilTel Communications Group, Inc.
Forward-Looking Statements

     Certain matters discussed in this report, excluding historical information, include “forward-looking statements,” which are statements that discuss the expected future results of the Company based on current and pending business operations. The Company makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” or similar expressions.

     Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of risks, assumptions, and uncertainties that could cause the Company’s actual results to differ materially from those projected. Also note that projections are necessarily speculative in nature, and it is often the case that one or more significant assumptions in projections do not materialize. Therefore, projections should not be relied upon as fact.

     In addition to risk factors set forth in the Company’s other filings with the SEC, the following important factors could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted:

     A default in the Exit Credit Agreement could result in lenders seizing the Company’s assets.

     The Company could default on its obligations under the Exit Credit Agreement. An event of default could include failing to achieve certain financial covenants required by the Exit Credit Agreement. Since the Exit Credit Agreement represents debt secured by assets of the Company, if the Company is not able to comply with the financial covenants contained in the Exit Credit Agreement or obtain a waiver for the failure to comply with such covenants from the Company’s lenders, a default could potentially result in the Company’s assets being seized by its lenders.

     The Company may continue to operate at a loss.

     The Company has historically operated at a loss. The Company may continue to incur negative operating cash flow and net losses as a result of low prices or higher costs and may not be able to realize revenues from products and services that exceed its operating costs. Factors that may impact the Company’s profitability include its ability to manage cash, make capital expenditures, generate operating cash flow, raise capital in a cost-effective way, meet debt obligations, and manage operating costs and capital spending without limiting revenue growth.

     Continuing weakness in the economy and the telecommunications industry may impact the Company.

     The continuation of the downturn in the United States economy and, in particular, the telecommunications industry, may have a significant impact on the Company. Several of the Company’s competitors and customers have filed for protection under the bankruptcy laws and the Company may be unable to collect receivables due to bankruptcies and business difficulties among its customers. Oversupply of capacity and an ongoing downward trend in bandwidth prices may continue if the Company’s competitors do not successfully consolidate. Even if they do successfully consolidate, they may do so to the detriment of the Company. Competitors who successfully complete restructuring or bankruptcy reorganization processes or who introduce new product offerings may put the Company at a competitive disadvantage.

WilTel Communications Group, Inc.
Forward-Looking Statements – (Continued)

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

     The Company may not be able to deploy sophisticated technologies on a local-to-global basis or to expand and enhance its network in response to customer demands and industry changes. In addition, the introduction of new products or technologies may reduce the cost or increase the supply of certain services similar to those that the Company provides or plans to provide.

     The Company may not be able to adapt to regulatory or other governmental conditions.

     The Company is subject to significant regulation at the federal, state, local and international levels. Changes or uncertainties in the regulations applicable to the Company and the telecommunications industry or delays in receiving required regulatory approvals may result in higher costs and lower revenue for the Company. Regulatory constraints, especially in light of the unavailability of capital, may further hinder “last mile” development and slow the growth in demand for bandwidth at the retail level, negatively impacting the Company’s ability to sell bandwidth at the wholesale level. Further, changes in communications, trade, monetary, fiscal and tax policies in the United States and in foreign markets, including Asia, Europe and South America, may negatively impact the Company’s results of operations.

     A significant portion of the Company’s revenues is derived from a small number of high volume customers.

     The Company relies on a small number of high-volume customers to generate revenues and the loss of such customers could have adverse consequences for the Company. The Company could lose its existing customers to competitors or to business failures. In particular, the strategic alliance with SBC is a significant source of revenue for the Company. Loss of this strategic alliance, pricing pressures, or SBC’s inability to obtain regulatory approval to provide long-distance telecommunications services within markets in which it currently provides local services would be extremely detrimental to the Company.

     The Company is dependent on a limited number of suppliers and on other capacity providers.

     The Company currently depends on critical services and equipment from a small number of suppliers. As a result, the loss of even a single supplier could have a material adverse effect on its business. There is no guarantee that these suppliers will continue to offer the services and equipment required by the Company (which may result in an increase in the Company’s capital requirements) or that they will continue to do business with the Company. If the Company cannot obtain adequate replacement equipment or services from its suppliers or acceptable alternate vendors, the Company could experience a material impact on its financial condition and operating results. In addition, the Company relies on other providers for network capacity beyond what it provides over its own network and there is a risk that current capacity providers may cease to provide capacity at economically justifiable rates.

     Network failure and delays may result in loss of customers or potential liability to the Company.

     The Company’s network uses a collection of communications equipment, software, operating protocols, and proprietary applications for the transportation of data among multiple locations. Given the complexity of the network, it is possible that there could be material disruptions in the Company’s ability to timely turn up service requests, minimize service interruptions, and meet requirements of customer service level agreements. Network failures and delays may also result from natural disasters and power outages. Network failures or delays in data delivery could cause service interruptions resulting in possible losses to the Company’s customers. Such failures or delays may expose the Company to claims by its customers and may result in the loss of customers.

     The loss of highly qualified personnel may negatively affect the Company’s results of operations.

     The Company relies on its key personnel and skilled employees and there is a risk that the loss of a significant number of key personnel could have negative effects on the Company’s results of operations. The Company may

WilTel Communications Group, Inc.
Forward-Looking Statements – (Continued)

not be able to attract and hire highly skilled personnel necessary to carry out its business plan. There is also a risk that management may not be able to adopt an organizational structure that meets its objectives, including managing costs and attracting and retaining key employees.

     Current and future legal proceedings may have a material impact on the Company.

     Current and future legal and administrative claims and proceedings against the Company may have severe negative effects on the Company (see Part II, Item 1. “Legal Proceedings,” below). In addition, the Company may be unable to collect proceeds from the sale of the Solutions business, especially in light of ongoing disputes with Platinum Equity (see Part II, Item 1. “Legal Proceedings,” below).

     The Company may not be able to execute its business plan.

     The respective operating segments of the Company may be unable to successfully implement new or enhanced key systems, such as order entry systems and service delivery systems, within currently estimated time frames and budgets, which may negatively affect the Company’s business and profitability. The Company may not be able to successfully market capacity on its network or, if it is successful at marketing its capacity, the Company may not be able to derive adequate revenues.

     Terrorist attacks or war may adversely affect the Company’s financial condition and operating results.

     The occurrence of terrorist attacks or armed conflicts may directly impact the Company’s facilities or the facilities of the Company’s suppliers or customers. In addition, such attacks or conflicts may result in increased volatility in the United States and global financial markets. Any of these occurrences could potentially have a material impact on the Company’s financial condition and operating results.

     The Company may not be able to maintain adequate insurance.

     Insurance rates and the standards for underwriting may be influenced by numerous factors outside of the Company’s control. For instance, there has been an increase in insurance rates as a result of the September 11, 2001, terrorist attacks and related events. It is possible that the Company may not be able to maintain, at economically justifiable rates, its existing policies of insurance. It is also possible that the Company may be unable to obtain new policies of insurance that are deemed necessary to manage its risks.

     The Company may be unable to acquire or maintain rights-of-way necessary for its network.

     The utilization of the Company’s network depends on maintaining rights-of-way from third parties. The Company may be unable to maintain, in a cost-effective manner, the necessary rights-of-way for its network, resulting in the loss of a substantial number of rights-of-way or the incurrence of significant future expenditures to remove facilities and find viable alternatives upon expiration or termination of such rights-of-way.

     Uncertainty or negative publicity may negatively affect the Company’s business.

     There is a possibility that uncertainty or adverse publicity concerning the Company, or negative perceptions about the industry as a whole, could hinder the Company’s ability to obtain new customers or may undermine its commercial relationship with existing customers. Despite a successful reorganization, current and potential customers may associate the Company’s bankruptcy with negative business implications and misunderstand (or fail to recognize) the state of the Company’s finances and future prospects.

WilTel Communications Group, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	Successor Company

	March 31,	December 31,
	2003	2002

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$250,777	$291,288
Receivables less allowance of $53,580,000 ($49,379,000 in 2002)	171,768	180,768
Notes receivable less allowance of $2,534,000 ($2,424,000 in 2002)	58,825	55,114
Prepaid assets and other	60,720	25,525

Total current assets	542,090	552,695
Property, plant and equipment, net	1,414,842	1,460,010
Other assets and deferred charges, net	47,942	49,568

Total assets	$2,004,874	$2,062,273

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$207,189	$184,759
Deferred income	57,567	61,312
Accrued liabilities	222,695	235,782
Long-term debt due within one year	52,143	51,503

Total current liabilities	539,594	533,356
Long-term debt	517,129	517,986
Long-term deferred income	186,126	178,978
Other liabilities	134,255	136,932
Minority interest in consolidated subsidiary	7,714	5,290
Contingent liabilities and commitments
Stockholders’ equity:
WilTel common stock, $0.01 par value, 200 million shares authorized, 50 million shares outstanding in 2003 and 2002	500	500
Capital in excess of par value	749,500	749,500
Accumulated deficit	(134,206)	(61,049)
Accumulated other comprehensive income	4,262	780

Total stockholders’ equity	620,056	689,731

Total liabilities and stockholders’ equity	$2,004,874	$2,062,273

See accompanying notes.

WilTel Communications Group, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor
	Company	Company

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except per share amounts)
Revenues	$288,048	$298,593
Operating expenses:
Cost of sales	242,807	259,401
Selling, general and administrative	40,709	68,261
Provision for doubtful accounts	3,153	7,547
Depreciation and amortization	67,124	140,146
Restructuring charges	—	11,161
Other income, net	(792)	(21,910)

Total operating expenses	353,001	464,606

Loss from operations	(64,953)	(166,013)
Net interest expense	(10,538)	(131,086)
Investing income	988	8,999
Minority interest in loss of consolidated subsidiary	1,210	4,684
Other income, net	142	56

Loss before income taxes	(73,151)	(283,360)
Benefit (provision) from income taxes	(6)	59

Net loss	(73,157)	(283,301)
Preferred stock dividends and amortization of preferred stock issuance costs	—	(4,398)

Net loss attributable to common stockholders	$(73,157)	$(287,699)

Basic and diluted loss per share:
Net loss attributable to common stockholders	$(1.46)	$(.58)

Weighted average shares outstanding	50,000	496,155

See accompanying notes.

WilTel Communications Group, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
	Company	Company

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Operating activities
Net loss	$(73,157)	$(283,301)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	67,124	140,146
Provision for doubtful accounts	3,153	7,547
Minority interest in loss of consolidated subsidiary	(1,210)	(4,684)
Cash provided by (used in) changes in:
Receivables	6,741	131,843
Other current assets	(35,135)	(20,285)
Accounts payable	22,703	(46,809)
Current deferred income	(470)	9,190
Accrued liabilities	(16,615)	25,604
Long-term deferred income	2,787	(13,730)
Other	652	2,354

Net cash used in operating activities	(23,427)	(52,125)
Financing activities
Proceeds from long-term debt	—	4,194
Payments on long-term debt	(3,003)	(8,587)
Proceeds from issuance of common stock, net of expenses	—	9,220
Preferred stock dividends paid	—	(4,161)
Other	—	(531)

Net cash provided by (used in) financing activities	(3,003)	135
Investing activities
Property, plant and equipment:
Capital expenditures	(17,261)	(31,560)
Proceeds from sales	5,685	841
Changes in accrued liabilities	(2,505)	(38,630)
Purchase of investments	—	(159,026)
Proceeds from sales of investments	—	357,759
Other	—	(907)

Net cash provided by (used in) investing activities	(14,081)	128,477
Increase (decrease) in cash and cash equivalents	(40,511)	76,487
Cash and cash equivalents at beginning of period	291,288	116,038

Cash and cash equivalents at end of period	$250,777	$192,525

See accompanying notes.

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

     On April 22, 2002, Williams Communications Group, Inc. (“WCG”) and CG Austria, Inc. (collectively, the “Debtors”) commenced proceedings under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). Pursuant to the terms of a plan of reorganization (the “Plan”), WilTel Communications Group, Inc. (“WilTel” and, together with its direct and indirect subsidiaries, the “Company”) emerged on October 15, 2002 as the successor to WCG.

     The Company implemented fresh start accounting under the provisions of Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” effective October 31, 2002 to coincide with its normal monthly financial closing cycle. The financial results have been separately presented under the label “Successor Company” for first quarter 2003 and December 31, 2002 and “Predecessor Company” for first quarter 2002 as required by SOP 90-7. The Successor Company is also referred to as “WilTel” and the Predecessor Company is also referred to as “WCG”. As a result of implementing fresh start accounting, the Successor Company financial statements are not comparable to the Predecessor Company financial statements.

     The Successor Company and Predecessor Company interim financial statements presented in this Form 10-Q are based on the results of operations and financial position of WilTel and its direct and indirect subsidiaries and WCG and its direct and indirect subsidiaries, respectively. The interim condensed consolidated financial statements do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in WilTel’s Annual Report on Form 10-K for the year ended December 31, 2002. The financial statements have not been audited by independent auditors but include all normal recurring adjustments and others, which, in the opinion of the Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2003 and its results of operations and cash flows for the three months ended March 31, 2003 and 2002.

2.	Segment Revenues and Profit (Loss)

     The Company evaluates performance based upon segment profit (loss) from operations, which represents earnings before interest, income taxes, depreciation and amortization and other unusual, non-recurring or non-cash items, such as asset impairments and restructuring charges, equity earnings or losses and minority interest. A reconciliation of segment profit (loss) from operations to loss from operations is provided below. Intercompany sales are generally accounted for as if the sales were to unaffiliated third parties. The following tables present certain financial information concerning the Company’s reportable segments.

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Successor Company:

	Network	Vyvx	Other	Eliminations	Total

	(In thousands)
Three Months Ended March 31, 2003
Revenues:
Capacity and other	$256,218	$31,830	$—	$—	$288,048
Intercompany	6,683	—	—	(6,683)	—

Total segment revenues	$262,901	$31,830	$—	$(6,683)	$288,048

Cost of sales	$227,855	$21,635	$—	$(6,683)	$242,807

Segment profit (loss):
Loss from operations	$(64,332)	$(621)	$—	$—	$(64,953)
Adjustments to reconcile loss from operations to segment profit (loss):
Depreciation and amortization	62,810	4,314	—	—	67,124

Segment profit (loss)	$(1,522)	$3,693	$—	$—	$2,171

Predecessor Company:

	Network	Vyvx	Other	Eliminations	Total

	(In thousands)
Three Months Ended March 31, 2002
Revenues:
Capacity and other	$259,748	$38,845	$—	$—	$298,593
Intercompany	11,091	64	—	(11,155)	—

Total segment revenues	$270,839	$38,909	$—	$(11,155)	$298,593

Cost of sales	$231,925	$38,631	$—	$(11,155)	$259,401

Segment profit (loss):
Loss from operations	$(136,453)	$(29,205)	$(355)	$—	$(166,013)
Adjustments to reconcile loss from operations to segment profit (loss):
Depreciation and amortization	127,866	12,280	—	—	140,146
Other:
Restructuring charges	8,580	2,204	377	—	11,161
Gain on sale of assets	(3,912)	—	—	—	(3,912)

Segment profit (loss)	$(3,919)	$(14,721)	$22	$—	$(18,618)

	Successor Company

	Total Assets

	March 31,	December 31,
	2003	2002

	(In thousands)
Network	$1,538,662	$1,577,372
Vyvx	70,672	82,819
Other	395,540	402,082

Total	$2,004,874	$2,062,273

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

3.	Depreciation and Amortization

     In conjunction with fresh start accounting, the Company reassessed and changed its useful lives for its property, plant and equipment from a weighted average life of 21 years to 15 years. The impact of this change on the Company’s depreciation and amortization expense for the three months ended March 31, 2003 was approximately $23 million.

4.	Restructuring Charges

     The Company paid out approximately $8 million in first quarter 2003 for severance related expenses accrued in fourth quarter 2002 for workforce reductions.

     Restructuring charges of $11.2 million for the three months ended March 31, 2002 represent severance related expenses. The Company had workforce reductions of approximately 750 employees in first quarter 2002.

5.	Other Operating Income, Net

     Transactions included in segment profit (loss)

     Other operating income of $18.0 million for the three months ended March 31, 2002 consisted primarily of cash settlement gains related to the termination of various agreements.

     Transactions excluded from segment profit (loss)

     Other operating income of $3.9 million for the three months ended March 31, 2002 primarily related to revisions of estimated costs associated with the fourth quarter 2001 sale to WorldCom, Inc. of the single strand of lit fiber that WCG had retained when it sold the majority of its predecessor network to WorldCom, Inc. in 1995.

6.	Benefit (Provision) for Income Taxes

     The provision for income taxes includes:

	Successor	Predecessor
	Company	Company

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Current:
Federal	$—	$—
State	(6)	(5)
Foreign	—	—

	(6)	(5)
Deferred:
Federal	—	54
State	—	10
Foreign	—	—

	—	64

Total benefit (provision)	$(6)	$59

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

     The tax benefit (provision) for all periods is significantly different than the benefit expected from applying the federal statutory rate to pre-tax losses primarily due to a valuation allowance established for the Company’s net deferred tax assets. The valuation allowance fully reserves the Company’s net deferred tax assets, primarily resulting from net operating loss carryforwards, as the Company believes it is more likely than not that the net deferred tax asset will not be realized.

7.	Loss Per Share

     For WilTel, the basic and diluted loss per share is the same as it does not have any dilutive securities outstanding. For WCG, diluted loss per common share was the same as the basic calculation as the inclusion of any stock options and convertible preferred stock would be antidilutive since the Company reported a net loss for this period. Stock options and convertible preferred stock of 8.8 million shares for the three months ended March 31, 2002 were excluded from the computation of diluted loss per common share.

8.	Prepaid Assets and Other

     As of March 31, 2003, prepaid assets and other includes a deposit of approximately $38 million related to the posting of a $44.1 million appeal bond for the Thoroughbred Technology and Telecommunications, Inc. litigation (see Note 11). The deposit was made in first quarter 2003 and is reflected as a use of cash in the operating activities section in the condensed consolidated statement of cash flows.

9.	Debt

     Debt consists of the following:

	Weighted-	Successor Company
	average
	interest	March 31,	December 31,
	Rate*	2003	2002

		(In thousands)
Exit Credit Agreement	5.9%	$375,000	$375,000
One Technology Center (“OTC”) Notes	8.0%	141,362	141,663
PowerTel	8.4%	47,202	44,353
Other	8.7%	5,708	8,473

		569,272	569,489
Less current maturities		(52,143)	(51,503)

Long-term debt		$517,129	$517,986

*   As of March 31, 2003

     PowerTel Limited (“PowerTel”), a consolidated subsidiary, had an outstanding balance under its bank facility of 78.5 million Australian dollars as of March 31, 2003 and December 31, 2002 (or $47.2 million and $44.4 million, respectively). PowerTel has informed its bank group that it was in violation of both its fourth quarter 2002 and first quarter 2003 covenants and is in discussion with its bank group to modify its covenant requirements prospectively. PowerTel’s bank group is currently not pursuing any remedies for failing to comply with the covenant violations and has waived both the fourth quarter 2002 and first quarter 2003 covenant breaches.

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

     Subsequent to March 31, 2003, WilTel’s board of directors authorized the Company’s management to sell WilTel’s ownership interest in PowerTel. WilTel is in discussions with a third party to purchase WilTel’s ownership interest in PowerTel. The Company expects to finalize all terms and approvals in second quarter 2003 to sell its ownership interest in PowerTel at which time the Company anticipates classifying PowerTel as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     Since there is no assurance that this possible sale will be consummated or that PowerTel will be able to renegotiate its bank facility on satisfactory terms or secure additional funding, WilTel has classified the PowerTel bank facility as short-term debt as of March 31, 2003 and December 31, 2002. Even though WilTel consolidates PowerTel, it is not legally obligated to provide additional funding to PowerTel and has no current intention to do so.

10.	Comprehensive Loss

     Comprehensive loss is as follows:

	Successor	Predecessor
	Company	Company

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Net loss	$(73,157)	$(283,301)
Other comprehensive income (loss):
Unrealized loss on securities	—	(4,012)
Less: reclassification adjustment for net gains realized in net loss	—	(48)

Net unrealized loss	—	(4,060)
Foreign currency translation adjustments	3,482	1,957

Other comprehensive income (loss) before taxes	3,482	(2,103)
Income tax provision on other comprehensive income (loss)	—	(63)

Comprehensive loss	$(69,675)	$(285,467)

11.	Contingencies

     Litigation

     Department of Labor Investigation

     In April 2003, the Company received written notice from the United States Department of Labor that it is exercising its authority under Section 504 of the Employee Retirement Income Security Act of 1974 (“ERISA”) to conduct periodic investigations of employee benefit plans to determine whether such plans conform with the provisions of ERISA and other applicable regulations. The stated scope of the review covers the WCG Investment Plan (a defined contribution plan) for a time period extending from 1998 through the present date. The Company is cooperating fully with the Department of Labor. At this time, neither the length of the review nor likely outcome of the investigation can be determined. The Company believes that all of its actions with respect to employee benefit plans have been in full compliance with ERISA and other applicable regulations.

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)
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

     The Company and other major carriers are seeking to settle the class action claims referenced above relating to the railroad rights of way through an agreed class action. These companies initially sought approval of a settlement in a case titled Zografos et al. vs. Qwest Communications Corp., et al., filed in the U.S. District Court for the District of Oregon on January 31, 2002. On July 12, 2002, the Oregon Court dismissed the action. Thereafter, on September 4, 2002, an existing case titled Smith, et al., vs. Sprint, et al., pending in the U.S. District Court for the Northern District of Illinois, was amended to join the Company and two other telecommunications companies as defendants. On that same day, the plaintiffs and defendants jointly asked the court to preliminarily approve a nationwide class action settlement agreement. The court has entered a scheduling order and a hearing on the motion for preliminary approval has been set and continued several times. The most recent scheduled hearing date was April 28, 2003; however, that date was stricken by the court and has not yet been reset. If approved, the settlement would settle the majority of the putative nationwide and statewide class actions referenced above.

     Platinum Equity Dispute

     In March 2001, the Company sold its Solutions segment to Platinum Equity LLC (“Platinum Equity”) for a sales price that was subject to adjustment based upon a computation of the net working capital of the business as of March 31, 2001. On August 28, 2001, Platinum Equity sent formal notice that it believes the Company owes it approximately $47 million arising from a recalculation of the net working capital of the domestic, Mexican, and Canadian professional services operations of the Solutions segment. Subsequently, the dispute claims by Platinum Equity increased to amounts in excess of $50 million. Pursuant to the provisions of the sale agreement, the parties submitted the dispute to binding arbitration before an independent public accounting firm. In May 2003, the arbitrator rendered a determination of the adjustment amount under the net working capital dispute in the amount of approximately $17 million, which is substantially less than the amounts claimed by Platinum Equity. The arbitration process typically would resolve this issue; however, as noted below, due to ongoing litigation with Platinum Equity, the arbitrator’s determination does not necessarily finalize the dispute.

     In September 2002, Platinum Equity filed suit in the District Court of Oklahoma County, State of Oklahoma, against the Company alleging various breaches of representations and warranties related to the sale of the Solutions segment and requesting declaratory action with respect to its right to set-off its damages for such breaches against the approximate sum of $57 million, excluding interest accruing since September 30, 2002, that it owes the Company under the terms of a promissory note issued by Platinum Equity when it purchased the Solutions business. Many of the claims alleged by Platinum Equity in this suit are the same claims asserted by Platinum Equity in the net working capital dispute. Platinum Equity failed to make the payment that was due September 30, 2002, and, in October 2002, the Company notified Platinum Equity that it was in default for its non-payment to the Company. The Company has filed a counterclaim in the lawsuit alleging breach of contract, breach of guaranty, and conversion. Although the court dismissed the Company’s claim for conversion, the court allowed the Company to plead a claim for tortious breach of contract. Discovery in this suit is ongoing.

     Given that the amount owed by Platinum Equity to the Company greatly exceeds the amount of adjustment suggested by the arbitrator related to the net working capital dispute, the Company does not intend to make any cash payments related to the arbitrator’s net working capital decision. The ultimate amount due by Platinum to the Company under the note will be determined once all claims and counter claims have been resolved. The Company continues to believe that it is adequately reserved or accrued with respect to its receivable and payable positions with Platinum Equity.

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

     Thoroughbred Technology and Telecommunications, Inc. vs. Williams Communications, LLC

     Thoroughbred Technology and Telecommunications, Inc. (“TTTI”) filed suit on July 24, 2001, against Williams Communications, LLC (“WCL”), which changed its name to WilTel Communications, LLC in January 2003, in a case titled Thoroughbred Technology and Telecommunications, Inc. vs. Williams Communications, LLC f/k/a Williams Communications, Inc., Civil Action No. 1:01-CV-1949-RLV, pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division. TTTI alleged claims that included breach of contract with respect to a fiber-optic installation project that TTTI was constructing for itself and other parties, including WCL, with respect to certain conduit segments including a three-conduit segment between Cleveland, Ohio and Boyce, Virginia. TTTI sought specific performance to require that WCL take title to the Cleveland-Boyce segment and pay TTTI in excess of $36 million plus pre-judgment interest for such purchase. WCL alleged various defenses, including significant warranty and breach of contract claims against TTTI.

     On May 9, 2002, the trial court determined that WCL did not have the right to terminate the contract with respect to the Cleveland-Boyce segment, but deferred ruling on TTTI’s remedy until a later time. In a series of rulings on January 27, 2003, the court ordered, among other things, (1) that WCL’s claims against TTTI for breach of contract and construction deficiencies for certain of the telecommunications routes constructed by TTTI be heard by an arbitration panel; and (2) that WCL close the purchase of the Cleveland-Boyce segment and pay TTTI the sum of $36.3 million plus pre-judgment interest for such purchase. The court denied WCL’s motion for a stay of the proceedings while the construction claims against TTTI are adjudicated through arbitration and further denied the Company’s request to stay closing on the Cleveland-Boyce segment pending an appeal of the trial court’s decision. WCL sought and obtained a stay of the trial court’s order compelling a closing of the Cleveland-Boyce segment from the United States Court of Appeals for the 11th Circuit thereby staying WCL’s obligation to close the transaction until the appeal is decided. The stay granted by the Court of Appeals was conditioned on the posting of an appropriate supersedeas bond by the Company, which was posted by the Company in March 2003 in the approximate amount of $44.1 million. The Company posted the bond, which was docketed by the trial court on March 13, 2003. WCL is proceeding with its appeal of the trial court’s decision while pursuing its arbitration claims of construction defects against TTTI. On March 21, 2003, WCL filed its demand for arbitration with the American Arbitration Association, although the timetable for a hearing in the arbitration remains uncertain. Subsequently, TTTI filed its response and alleged unquantified additional counterclaims against WCL for breach of contract. WCL’s arbitrable claims against TTTI aggregate approximately $70 million. The Company intends to pursue its claims vigorously; however, the ultimate outcome of this matter cannot be predicted.

     StarGuide

     On October 12, 2001, StarGuide Digital Networks (“StarGuide”) sued WCG in the United States District Court for Nevada for infringement of three patents relating to streaming transmission of audio and video content. Subsequently, StarGuide added WCL as a party to the action. StarGuide seeks compensation for past infringement, an injunction against infringing use, and treble damages due to willful infringement. On July 1, 2002, StarGuide initiated a second patent suit against WCL with respect to a patent that is a continuation of the patents at issue in the prior litigation. The two actions have been consolidated. The Company believes that it has not infringed the patents at issue and intends to defend this matter vigorously. The Company has also raised various defenses, including patent invalidity. The parties were engaged in court-sponsored mediation, but those negotiations failed to result in a settlement. The parties are proceeding with discovery.

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

     Summary

     The Company is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, upon the advice of legal counsel, the ultimate resolution of all claims, legal actions, and complaints, after consideration of amounts accrued of approximately $91 million as of March 31, 2003, insurance coverage, or other indemnification arrangements, is not expected to have a materially adverse effect upon the Company’s future financial position or results of operations, although unfavorable outcomes in the items discussed above could significantly impact the Company’s liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Uncertainty in the Telecommunications Industry

     The telecommunications industry has experienced a great deal of instability during the past several years. During the 1990s, forecasts of very high levels of future demand brought a significant number of new entrants and new capital investments into the industry. However, many industry participants have gone through bankruptcy, those forecasts have not materialized, telecommunications capacity now far exceeds actual demand, and, as a result, the marketplace is characterized by fierce price competition as traditional and next generation carriers compete to secure market share. Resulting lower prices have eroded margins and have kept many carriers—including the Company—from attaining positive cash flow from operations. Many network providers, and their customers, have undergone and are undergoing reorganizations through bankruptcy, contemplating bankruptcy, or experiencing significant operating losses while consuming much of their remaining liquidity.

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

     The Company’s current focus is to retain its existing business by providing a high quality of service, to obtain new business if it can be done on a profitable basis, to reduce its operating expenses to the greatest extent possible, and to conserve liquidity. As of March 31, 2003, the Company had $250.8 million of cash and cash equivalents to meet its cash requirements and believes that it has sufficient liquidity to meet its needs through 2004. The Company has $375 million of debt due under its Exit Credit Agreement and approximately $141 million of debt under the OTC Notes. Approximately $157 million of this debt matures during 2005. Unless the Company is able to generate significant cash flows from operations through profitable revenue growth, expense reductions or some combination of both, it is likely that new capital will have to be raised to meet its maturing debt obligations in 2005.

Critical Accounting Policies

     Accounting standards require information in financial statements about the accounting principles and methods used and the risks and uncertainties inherent in significant estimates. The Company believes that its financial statements and footnote disclosures present fairly, in all material respects, an accurate application of generally accepted accounting principles (“GAAP”). In addition, disclosures are required about the accounting policies that management believes are the most critical; that is, the accounting policies that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following are among the most critical judgment areas in the application of its accounting policies.

     Adoption of fresh start accounting

     The Company emerged from the chapter 11 proceedings in October 2002 and implemented fresh start accounting under the provisions of SOP 90-7 effective October 31, 2002. Under SOP 90-7, the reorganization value of the Company was allocated to its assets and liabilities, its accumulated deficit was eliminated and the Company recorded the value of the new equity issued pursuant to the Plan.

     The allocation of net reorganization value to assets and liabilities required significant judgment and assumptions. Actual results that differ from the assumptions used in developing the fair value adjustments at the time of adopting fresh start accounting could have an impact on results of operations and the financial position of the Company.

     Impairments of long-lived assets

     Accounting standards require the Company to evaluate and test recoverability of long-lived assets or asset groups, including goodwill and other intangibles whenever events or changes in circumstances indicate that its carrying value amount may not be recoverable. Whenever these “impairment indicators” are present, the Company must estimate the future cash flows attributable to the assets and determine whether or not future cash flows, net of direct cash flows attributable to the generation of those revenues, result in recovery of the Company’s basis in those assets. If so, there is no impairment. If not, then the Company must record an impairment charge equal to the difference between its basis in the assets and the fair value of the assets. The rules further require the Company to determine whether it plans to use the assets or hold the assets for sale. The Company has and will continue to evaluate and test the recoverability of its long-lived assets as facts and circumstances warrant. No impairment charges were required in first quarter 2003.

     Covenant compliance

     The Company’s debt consists primarily of the Exit Credit Agreement, OTC Notes and PowerTel Limited’s bank facility (see Note 9 to the condensed consolidated financial statements). The Company’s ability to classify the non-current portion of these obligations as long-term is dependent on its ability to meet the covenant requirements contained in its debt agreements or to obtain waivers or amendments in the event the Company is unable to comply with its covenants. As of March 31, 2003, the Company was in compliance with its Exit Credit Agreement and OTC Notes covenants; however, as discussed below, PowerTel was not in compliance with its fourth quarter 2002 and first quarter 2003 covenants. With the exception of PowerTel, the Company believes it will stay in compliance with its covenants in 2003, although no assurance can be given that it will be able to do so.

     PowerTel had an outstanding balance under its bank facility of 78.5 million Australian dollars as of March 31, 2003 and December 31, 2002 (or $47.2 million and $44.4 million, respectively). PowerTel has informed its bank group that it was in violation of both its fourth quarter 2002 and first quarter 2003 covenants and is in discussion with its bank group to modify its covenant requirements prospectively. PowerTel’s bank group is not currently pursuing any remedies for failing to comply with the covenant violations and has waived both the fourth quarter 2002 and first quarter 2003 covenant breaches.

     Subsequent to March 31, 2003, WilTel’s board of directors authorized the Company’s management to sell WilTel’s ownership interest in PowerTel. WilTel is in discussions with a third party to purchase WilTel’s ownership interest in PowerTel. The Company expects to finalize all terms and approvals in second quarter 2003 to sell its ownership interest in PowerTel. Since there is no assurance that this possible sale will be consummated or that PowerTel will be able to renegotiate its bank facility on satisfactory terms or secure additional funding,

WilTel has classified the PowerTel bank facility as short-term debt as of March 31, 2003 and December 31, 2002. Even though WilTel consolidates PowerTel, it is not legally obligated to provide additional funding to PowerTel and has no current intention to do so.

     Collections on notes receivable

     As of March 31, 2003, the Company has notes receivable outstanding of approximately $57 million, plus accrued interest of approximately $5 million, related to the 2001 sale of the domestic, Mexican and Canadian professional services operations of the Company’s former Solutions segment to Platinum Equity LLC (“Platinum Equity”). In April 2002, Platinum Equity paid $30 million ($21 million in principal and $9 million in interest) on its $75 million promissory note from the sale of Solutions in 2001. On August 28, 2001, Platinum Equity sent formal notice that it believes the Company owes it approximately $47 million arising from a recalculation of the net working capital related to the sale. Subsequently, the dispute claims by Platinum Equity increased to amounts in excess of $50 million. Pursuant to the provisions of the sale agreement, the parties submitted the dispute to binding arbitration before an independent public accounting firm. In May 2003, the arbitrator rendered a determination of the adjustment amount under the net working capital dispute in the amount of approximately $17 million, which is substantially less than the amounts claimed by Platinum Equity. The arbitration process typically would resolve this issue; however, as noted below, due to ongoing litigation with Platinum Equity, the arbitrator’s determination does not necessarily finalize the dispute.

     In September 2002, Platinum Equity filed suit against the Company alleging various breaches of representations and warranties related to the sale of the Solutions segment and requesting declaratory judgment with respect to its right to set-off its damages for such breaches against the approximate sum of $57 million, excluding interest accruing since September 30, 2002, that it owes the Company under the terms of a promissory note issued by Platinum Equity when it purchased the Solutions business. Many of the claims alleged by Platinum Equity in this suit are the same claims asserted by Platinum Equity in the net working capital dispute. Platinum Equity failed to make the payment that was due September 30, 2002, and, in October 2002, the Company notified Platinum Equity that it was in default for its non-payment to the Company. The Company has filed a counterclaim in the lawsuit alleging breach of contract, breach of guaranty, and conversion. Although the court dismissed the Company’s claim for conversion, the court allowed the Company to plead a claim for tortious breach of contract. Discovery in this suit is ongoing. The Company intends to vigorously pursue the collection of the entire unpaid note balance from Platinum Equity.

     Given that the amount owed by Platinum Equity to the Company greatly exceeds the amount of adjustment suggested by the arbitrator related to the net working capital dispute, the Company does not intend to make any cash payments related to the arbitrator’s net working capital decision. The ultimate amount due by Platinum to the Company under the note will be determined once all claims and counter claims have been resolved. The Company continues to believe that it is adequately reserved or accrued with respect to its receivable and payable positions with Platinum Equity. While the Company cannot provide assurance with respect to the ultimate resolution with Platinum Equity, the Company believes its future expense exposure to these issues relative to its carrying value as of March 31, 2003 is between zero and $30 million.

     Revenue recognition/collectibility of receivables

     The Company recognizes capacity revenues monthly as services are provided or as revenues are earned. Revenues from the Company’s dark fiber indefeasible rights of use transactions are accounted for as operating leases and recognized over the life of the agreement.

     As part of the Company’s strategy to be the low cost provider in its industry, the Company has entered into transactions such as buying, selling, swapping, and/or exchanging capacity, conduit, and fiber to complete and complement its network. The Company does not recognize or record one-time capacity or service revenues from these transactions. Depending upon the terms of the agreement, certain transactions are accounted for as pure asset swaps with no revenue and no cost recognition, while certain other transactions are accounted for as both revenue and cost over the corresponding length of time for each agreement. If the exchange is not essentially the culmination of an earning process, accounting for an exchange of a nonmonetary asset is based on the recorded amount of the nonmonetary asset relinquished, and therefore no revenue and cost is recorded in accordance with Accounting Principles Board (“APB”) Opinion No. 29. Examples of transactions cited by APB Opinion No. 29 that are not the culmination of the earnings process include exchange of productive assets for similar productive assets or for an equivalent interest in similar productive assets.

     The Company recognizes revenues when collectibility is reasonably assured. In the current distressed telecom environment, significant judgment and assumptions are required in order to determine whether or not collectibility is reasonably assured. In addition to the normal factors a company considers, the Company also makes judgments regarding the likelihood of customers meeting covenants or obtaining financing. In addition, the Company assesses, in some cases, the likelihood of customers filing chapter 11 proceedings and the outcome of bankruptcy filings once they occur. The Company believes it has the appropriate reserves recorded for exposures resulting from these uncertainties. As of March 31, 2003, the Company’s gross accounts receivable was $225.3 million and the allowance for doubtful accounts was $53.6 million.

     Contingencies

     The Company accrues for contingent losses in accordance with SFAS No. 5, “Accounting for Contingencies,” which states that an estimated loss should be accrued if the contingent loss is probable and the amount of loss can be reasonably estimated. Significant judgment is required to estimate the ultimate outcome of the contingency in determining the appropriate amount to accrue. The Company’s contingencies are discussed in Note 11 to the condensed consolidated financial statements, and the Company has accrued estimated liabilities of approximately $91 million as of March 31, 2003 related to these contingencies.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management discusses the development and disclosure of significant estimates with the Audit Committee of the Board of Directors. No material changes were made to the Company’s critical accounting estimates for the periods presented other than as discussed herein.

Transactions with SBC

     SBC is the Company’s largest customer and purchases domestic voice and data long-distance and local transport services from the Company. Revenues from SBC were approximately $123 million and $122 million in first quarter 2003 and 2002, respectively, representing 47% and 45% of Network’s revenues in first quarter 2003 and 2002, respectively. The Company purchases local transport services, platform services such as toll-free, operator, calling card and directory assistance services and international services such as transport and switched-voice services from SBC. Purchases from SBC were approximately $47 million and $36 million in first quarter 2003 and 2002, respectively.

     In certain circumstances, SBC has the right to use its own facilities to provide services for itself that it would otherwise buy from the Company. For example, SBC may use current transport and switching facilities, or add such facilities, in any state where it is the incumbent local exchange carrier and has received long-distance authority under Section 271 of the Communications Act, subject to separate affiliate requirements which lapse on a state by state basis three years following receipt of 271 approval.

     SBC may terminate the provider agreements if any of the following occurs:

•	the Company begins to offer retail long distance voice transport or local exchange services on its network, except in limited circumstances;

•	the Company materially breaches its agreements with SBC, causing a material adverse effect on the commercial value of the relationship to SBC; or

•	the Company has a change of control without SBC’s consent.

     The provider agreements state that upon SBC receiving authorization from the FCC to provide long distance services in any state in its traditional telephone exchange service region, SBC has the option to purchase from WilTel at net book value all voice or data switching assets that are physically located in that state and of which SBC has been the primary user. The option must be exercised within one year of the receipt of authorization. WilTel then would have one year after SBC’s exercise of the option to migrate traffic to other switching facilities, install replacement assets and complete other transition activities. This purchase option would not permit SBC to acquire any rights of way that WilTel uses for its network or other transport facilities it maintains. This option has not been exercised and is no longer available for some states where early authorization was received. Upon termination of the provider agreements with SBC, SBC has the right in certain circumstances to purchase voice or data switching assets, including transport facilities, of which SBC’s usage represents 75 percent or more of the total usage of these assets.

     The Company may terminate the provider agreements if either of the following occurs:

•	SBC has a change of control; or

•	there is a material breach by SBC of the agreements, causing a material adverse effect on the commercial value of the relationship to the Company.

     Either party may terminate a particular provider agreement if the action or failure to act of any regulatory authority materially frustrates or hinders the purpose of that agreement. There is no monetary remedy for such a termination. In the event of termination due to its actions, the Company could be required to pay SBC’s transition costs of up to $200 million. Similarly, in the event of termination due to SBC’s actions, SBC could be required to pay the Company’s transition costs of up to $200 million, even though the Company’s costs may be higher.

Regulation

     The Company is subject to federal, state, local, and foreign laws, regulations, and orders that affect the rates, terms, and conditions of certain of its service offerings, its costs, and other aspects of its operations. For a more comprehensive summary of the Company’s regulatory environment, see Part 1, Item 1 – Other Information – Regulation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     Federal regulation of others in the communications industry that may affect the Company involves Section 271 applications by the Regional Bell Operating Companies (known as “RBOCs”). Subject to specified limitations and conditions, Section 271 of the 1996 Communications Act allows incumbent local exchange carriers (“ILECs”), including the RBOCs and their respective affiliates, to petition the FCC for authority to enter the long distance telecommunications services market by offering long distance service in any in-region state (defined as any state in which an RBOC or its affiliate was authorized to provide wireline telephone exchange service following the breakup of AT&T). The FCC may grant such authority if it finds that a given RBOC satisfies certain procedural and substantive requirements, including a fourteen-point competitive checklist set forth in the 1996 Act, and determines that granting the petition is in the public interest. The 1996 Act also allows each RBOC immediately to provide long distance services in any out-of-region state and to own up to ten percent of the equity of a long distance carrier operating in any in-region state. In a state where an RBOC has received authority to provide long distance telecommunications service, Section 272 of the Communications Act requires the RBOC to maintain a separate affiliate, and to comply with certain structural and operational safeguards, for its long distance operations. This separate affiliate requirement expires on a state-by-state basis three years after an RBOC first obtained approval to provide long distance service in a given state, unless the FCC extends the three-year period.

     To date, the FCC has granted Section 271 authority to SBC in seven of its 14 in-region states; to Verizon in each of its fourteen in-region states; to BellSouth in each of its nine in-region states; and to Qwest in twelve of its fourteen in-region states. In addition, Qwest's petition for Section 271 authority in Minnesota is still pending; the FCC has until June 26, 2003, to render a decision on the application. SBC withdrew its application in Michigan on April 16, 2003. The Company anticipates that SBC and Qwest may file additional petitions for entry into the long distance market in all of their remaining in-region states within the next twelve months. The timing of any such approvals depends on many variables and it is impossible to predict when or whether the RBOCs will receive such approvals in all states, or the outcome of any appeals of such approvals.

     The Company believes that the RBOCs’ and other companies’ entry into the long distance market may provide opportunities for the Company to sell dark fiber or lease high-volume long distance capacity. However, increased competition from the RBOCs could have an adverse effect on WilTel’s business, as the RBOCs may be able to offer integrated local and long distance services and may enjoy significant competitive advantages, but the Company cannot predict the likelihood or impact, if any, of such competition. In addition, changes in an RBOC’s ability to offer long distance service under the provisions of Section 271 and Section 272 of the Communications Act are likely to have an effect on the volume of traffic transported by WilTel for its RBOC customers and could pose risks to WilTel’s business in the future, although the impact of any such change cannot be determined.

Employees

     As of March 31, 2003, the Company had a total of approximately 2,217 employees, representing a 6% reduction from December 31, 2002. As the Company continues to drive to profitability and positive cash flows from operating activities, the Company expects that the number of employees will be less than 2,000 by the end of 2003.

Results of Operations

     The Company implemented fresh start accounting under the provisions of SOP 90-7 effective October 31, 2002. The financial results have been separately presented under the label “Successor Company” for first quarter 2003 and “Predecessor Company” for first quarter 2002. As a result of implementing fresh start accounting, the Successor Company financial statements are not comparable to the Predecessor Company financial statements. Significant fresh start accounting adjustments include a $2.4 billion reduction in the book value of property, plant and equipment and reduction to the estimated useful lives of these assets and a $4.6 billion reduction of debt discharged as part of the chapter 11 proceedings. In addition, the Company also recorded a new carrying value for deferred revenue of approximately $253 million and an $84 million liability for unfavorable long-term commitments that were not representative of the current market rates for similar transactions or for telecommunications capacity that is not required based on the Company’s revised business plans. The impact from these fresh start accounting adjustments is included in the explanations below.

     The table below summarizes the Company’s consolidated results of operations:

	Successor	Predecessor
	Company	Company

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Revenues:
Network	$262,901	$270,839
Vyvx	31,830	38,909
Eliminations	(6,683)	(11,155)

Total revenues	288,048	298,593
Operating expenses:
Cost of sales	242,807	259,401
Selling, general and administrative	40,709	68,261
Provision for doubtful accounts	3,153	7,547
Depreciation and amortization	67,124	140,146
Restructuring charges	—	11,161
Other income, net	(792)	(21,910)

Total operating expenses	353,001	464,606

Loss from operations	(64,953)	(166,013)
Net interest expense	(10,538)	(131,086)
Investing income	988	8,999
Minority interest in loss of consolidated subsidiary	1,210	4,684
Other income, net	142	56

Loss before income taxes	(73,151)	(283,360)
Benefit (provision) from income taxes	(6)	59

Net loss	$(73,157)	$(283,301)

Three months ended March 31, 2003 (Successor Company) compared to three months ended March 31, 2002 (Predecessor Company)

Consolidated results

     The Company’s net loss improved by $210.1 million primarily due to lower net interest expense of $120.5 million and an improvement in loss from operations of $101.1 million. Interest expense for the three months ended March 31, 2002 included interest of approximately $104 million on debt that was discharged in the Company’s chapter 11 proceedings.

     Network’s loss from operations improved $72.1 million primarily as a result of lower depreciation and amortization expense and Vyvx’s loss from operations improved $28.6 million primarily as a result of the Company exiting the content, collection, management and distribution product lines in first quarter 2003.

Network

     The table below summarizes Network’s results from operations:

	Successor	Predecessor
	Company	Company

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Revenues	$262,901	$270,839
Operating expenses:
Cost of sales	227,855	231,925
Selling, general and administrative	34,310	53,695
Provision for doubtful accounts	3,040	7,108
Depreciation and amortization	62,810	127,866
Restructuring charges	—	8,580
Other income, net	(782)	(21,882)

Total operating expenses	327,233	407,292

Loss from operations	$(64,332)	$(136,453)

     Network’s revenues decreased $7.9 million, or 3%, primarily attributable to a decrease in data related services, partially offset by an increase in voice related services and an increase in PowerTel’s revenues. The decrease in data related services was primarily due to two significant customer disconnects as a result of bankruptcies and lower deferred revenue amortization of approximately $2 million due to the new carrying value established upon adopting fresh start accounting. The increase in voice related services was primarily due to higher volumes from new and existing customers partially offset by lower rates charged in 2003.

     Network’s cost of sales consists of direct costs associated with its revenues such as leased line and access costs, operating and maintenance expense and property taxes. Network’s cost of sales decreased $4.1 million, or 2%, primarily due to lower payroll related costs from workforce reductions in 2002, lower contract maintenance fees and $2 million of lower operating expenses resulting from the unfavorable contract liability established upon adopting fresh start accounting, partially offset by a net increase in leased line and access costs consistent with changes in revenues discussed above.

     Network’s selling, general and administrative expenses decreased $19.4 million, or 36%, primarily due to reduced payroll related costs resulting from workforce reductions in 2002. Network’s selling, general and administrative expenses as a percentage of revenues decreased to 13% for the three months ended March 31, 2003 from 20% for the three months ended March 31, 2002.

     Network’s provision for doubtful accounts decreased $4.1 million, or 57%, due to specific reserves recorded for the three months ended March 31, 2002 relating to the Company’s notes receivables.

     Network’s depreciation and amortization decreased $65.1 million, or 51%, primarily related to the adoption of fresh start accounting of which approximately $90 million resulted from the Company establishing a new basis for its fixed assets, partially offset by an increase of approximately $22 million from shortening the lives of certain of its assets.

     Network’s restructuring charges for the three months ended March 31, 2002 consisted of severance related expenses.

     Network’s other income for the three months ended March 31, 2002 primarily represents settlement gains of $17.6 million related to the termination of various agreements and a $3.9 million revision of estimated costs associated with the sale of its single strand of lit fiber to WorldCom, Inc. in fourth quarter 2001.

Vyvx

     The table below summarizes Vyvx’s results from operations:

	Successor	Predecessor
	Company	Company

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Revenues	$31,830	$38,909
Operating expenses:
Cost of sales	21,635	38,631
Selling, general and administrative	6,399	14,588
Provision for doubtful accounts	113	439
Depreciation and amortization	4,314	12,280
Restructuring charges	—	2,204
Other income	(10)	(28)

Total operating expenses	32,451	68,114

Loss from operations	$(621)	$(29,205)

     Vyvx’s revenues decreased $7.1 million, or 18%, of which $4.6 million is a result of the Company exiting the content, collection, management and distribution product lines in first quarter 2003 with the remaining decrease primarily due to lower satellite revenues.

     Vyvx’s cost of sales consists of direct costs associated with its revenues, operating and maintenance expense and property taxes. Vyvx’s cost of sales decreased $17.0 million, or 44%, primarily attributable to the Company exiting the content, collection, management and distribution product lines in first quarter 2003, lower costs associated with exiting long-term transponder lease commitments, lower direct costs consistent with the reduced revenues discussed above and reduced payroll related costs from workforce reductions in 2002.

     Vyvx’s selling, general and administrative expenses decreased $8.2 million, or 56%, primarily due to lower payroll related costs as a result of workforce reductions and from the Company exiting the content, collection, management and distribution product lines of Vyvx in first quarter 2003.

     Vyvx’s depreciation and amortization expense decreased $8.0 million, or 65%, primarily due to the Company exiting the content, collection, management and distribution product lines of Vyvx in first quarter 2003 and from the adoption of fresh start accounting of which approximately $3 million resulted from the Company establishing a new basis for its fixed assets, partially offset by an increase of approximately $1 million from shortening the lives of certain of its assets.

     Vyvx’s restructuring charges for the three months ended March 31, 2002 consisted of severance related expenses.

Consolidated non-operating items

     The Company’s net interest expense decreased $120.5 million primarily due to the absence of approximately $104 million of interest expense relating to debt discharged in the Company’s chapter 11 proceedings and a reduction of approximately $12 million of interest expense as a result of $600 million in principal payments made on its credit facility during the last three quarters of 2002.

     The Company’s investing income decreased $8.0 million primarily due to lower average short-term investment balances for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Liquidity and Capital Resources

Activity through March 31, 2003

     As of March 31, 2003, the Company had $250.8 million of cash and cash equivalents compared to $291.3 million as of December 31, 2002.

     Cash used in operating activities was $23.4 million for the three months ended March 31, 2003. Included in this amount is a deposit made of approximately $38 million related to the posting of an appeal bond for the TTTI litigation, as discussed in Note 11 to the condensed consolidated financial statements, severance payments of approximately $8 million related to fourth quarter 2002 workforce reductions and interest payments of approximately $8 million. These payments were partially offset by dark fiber and other capacity sales of approximately $6 million and other changes in working capital.

     Cash used in financing activities was $3.0 million for the three months ended March 31, 2003, which represented principal payments relating to the OTC Notes along with other debt and capital lease obligations.

     PowerTel had an outstanding balance under its bank facility of 78.5 million Australian dollars as of March 31, 2003 and December 31, 2002 (or $47.2 million and $44.4 million, respectively). PowerTel has informed its bank group that it was in violation of both its fourth quarter 2002 and first quarter 2003 covenants and is in discussion with its bank group to modify its covenant requirements prospectively. PowerTel’s bank group is not currently pursuing any remedies for failing to comply with the covenant violations and has waived both the fourth quarter 2002 and first quarter 2003 covenant breaches.

     Subsequent to March 31, 2003, WilTel’s board of directors authorized the Company’s management to sell WilTel’s ownership interest in PowerTel. WilTel is in discussions with a third party to purchase WilTel’s ownership interest in PowerTel. The Company expects to finalize all terms and approvals in second quarter 2003 to sell its ownership in PowerTel. Since there is no assurance that this possible sale will be consummated or that PowerTel will be able to renegotiate its bank facility on satisfactory terms or secure additional funding, WilTel has classified the PowerTel bank facility as short-term debt as of March 31, 2003 and December 31, 2002. Even though WilTel consolidates PowerTel, it is not legally obligated to provide additional funding to PowerTel and has no current intention to do so. Any proceeds from a sale are not expected to significantly impact the Company’s liquidity position or results of operations.

     Cash used in investing activities was $14.1 million for the three months ended March 31, 2003, which primarily represented capital expenditures of $17.3 million partially offset by proceeds received from asset sales of $5.7 million.

Future Cash Requirements through 2004

     As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company continues to expect its total cash requirements for the years ended 2003 and 2004 to be a net use of cash of approximately $145 million, inclusive of all operating, financing and investing activities. The Company anticipates that its ending cash balance as of December 31, 2004 will be approximately $146 million.

     As discussed above and in Note 11 to the condensed consolidated financial statements, the Company made a deposit of approximately $38 million related to the posting of a $44.1 million appeal bond for the TTTI litigation, which is pending the outcome of the appeal to the 11th Circuit Court of Appeals. In addition, the Company has filed its demand for arbitration related to its claims against TTTI for construction deficiencies and intends to pursue the appeal and its arbitration claims vigorously.

     As discussed in Note 11 to the condensed consolidated financial statements, the Company is in a dispute with Platinum Equity regarding the 2001 sale of the domestic, Mexican and Canadian professional services operations of the Company’s former Solutions segment to Platinum Equity. Platinum Equity has asserted that the Company owes it amounts in excess of $50 million arising from a required recalculation of net working capital. Pursuant to the provisions of the sale agreement, the parties submitted this dispute to binding arbitration before an independent public accounting firm. In May 2003, the arbitrator rendered a determination of the adjustment amount under the net working capital dispute in the amount of approximately $17 million, which is substantially less than the amounts claimed by Platinum Equity. The arbitration process typically would resolve this issue; however, as noted below, due to ongoing litigation with Platinum Equity, the arbitrator’s determination does not necessarily finalize the dispute.

     Platinum Equity also has filed suit against the Company alleging various breaches of representations and warranties related to the sale of the Solutions segment and requesting declaratory action with respect to its right to set-off its damages for such breaches against the approximate sum of $57 million, excluding interest accruing since September 30, 2002, that it owes the Company under the terms of a promissory note issued by Platinum Equity when it purchased the Solutions business. Many of the claims alleged by Platinum Equity in this suit are the same claims asserted by Platinum Equity in the net working capital dispute. Platinum Equity failed to make the payment that was due September 30, 2002, and, in October 2002, the Company notified Platinum Equity that it was in default for its non-payment to the Company. The Company has filed a counterclaim in the lawsuit alleging breach of contract, breach of guaranty, and conversion. Although the court dismissed the Company’s claim for conversion, the court allowed the Company to plead a claim for tortious breach of contract. Discovery in this suit is ongoing. The Company intends to vigorously pursue the collection of the entire unpaid note balance from Platinum Equity. Given that the amount owed by Platinum Equity to the Company greatly exceeds the amount of adjustment suggested by the arbitrator related to the net working capital dispute, the Company does not intend to make any cash payments related to the arbitrator’s net working capital decision. The ultimate amount due by Platinum to the Company under the note will be determined once all claims and counter claims have been resolved. The Company continues to believe that it is adequately reserved or accrued with respect to its receivable and payable positions with Platinum Equity.

     In the aggregate, the projected cash requirements assume that the ultimate resolution of the Platinum Equity, TTTI and other contingencies will not result in a material use or source of funds in 2003 and 2004. However, unfavorable outcomes related to these contingencies could increase the Company’s projected cash requirements by $40 million in 2003.

     Factors which could impact the Company’s ability to have sufficient liquidity to conduct its business are its ability to generate sufficient sales to new and existing customers, changes in the competitive environment of the markets that it serves and changes in technology. In addition, the ultimate resolution of certain contingencies, including the TTTI litigation and the Platinum Equity dispute referred to above and described in Note 11 to the condensed consolidated financial statements, and the Company’s ability to successfully generate liquidity through asset and capacity sales could have a potential adverse impact on the Company’s liquidity position.

     The Company believes that its estimates of cash requirements for 2003 and 2004 are based on estimates and assumptions that are reasonable and that its contractual cash obligations can be satisfied based on these estimates and assumptions. However, any estimate of future results is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control, and is subject to the ultimate resolution of litigation matters. No representations can be or are made that the Company’s actual results will not be significantly different from the Company’s estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company’s market risk arises principally from interest rate risk on its debt, consisting primarily of the Exit Credit Agreement and the OTC Notes.

Item 4. Controls and Procedures

(a) Based on their evaluation as of a date within 90 days of the filing date of this report on Form 10-Q, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is subject to various types of litigation in connection with its business and operations.

     Department of Labor Investigation

     In April 2003, the Company received written notice from the United States Department of Labor that it is exercising its authority under Section 504 of ERISA to conduct periodic investigations of employee benefit plans to determine whether such plans conform with the provisions of ERISA and other applicable regulations. The stated scope of the review covers the WCG Investment Plan (a defined contribution plan) for a time period extending from 1998 through the present date. The Company is cooperating fully with the Department of Labor. At this time, neither the length of the review nor likely outcome of the investigation can be determined. The Company believes that all of its actions with respect to employee benefit plans have been in full compliance with ERISA and other applicable regulations.

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

     The Company and other major carriers are seeking to settle the class action claims referenced above relating to the railroad rights of way through an agreed class action. These companies initially sought approval of a settlement in a case titled Zografos et al. vs. Qwest Communications Corp., et al., filed in the U.S. District Court for the District of Oregon on January 31, 2002. On July 12, 2002, the Oregon Court dismissed the action. Thereafter, on September 4, 2002, an existing case titled Smith, et al., vs. Sprint, et al., pending in the U.S. District Court for the Northern District of Illinois, was amended to join the Company and two other telecommunications companies as defendants. On that same day, the plaintiffs and defendants jointly asked the court to preliminarily approve a nationwide class action settlement agreement. The court has entered a scheduling order and a hearing on the motion for preliminary approval has been set and continued several times. The most recent scheduled hearing date was April 28, 2003; however, that date was stricken by the court and has not yet been reset. If approved, the settlement would settle the majority of the putative nationwide and statewide class actions referenced above.

     Platinum Equity Dispute

     In March 2001, the Company sold its Solutions segment to Platinum Equity LLC (“Platinum Equity”) for a sales price that was subject to adjustment based upon a computation of the net working capital of the business as of March 31, 2001. On August 28, 2001, Platinum Equity sent formal notice that it believes the Company owes it approximately $47 million arising from a recalculation of the net working capital of the domestic, Mexican, and Canadian professional services operations of the Solutions segment. Subsequently, the dispute claims by Platinum Equity increased to amounts in excess of $50 million. Pursuant to the provisions of the sale agreement, the parties submitted the dispute to binding arbitration before an independent public accounting firm. In May 2003, the arbitrator rendered a determination of the adjustment amount under the net working capital dispute in the amount of approximately $17 million, which is substantially less than the amounts claimed by Platinum Equity. The arbitration process typically would resolve this issue; however, as noted below, due to ongoing litigation with Platinum Equity, the arbitrator’s determination does not necessarily finalize the dispute.

     In September 2002, Platinum Equity filed suit in the District Court of Oklahoma County, State of Oklahoma, against the Company alleging various breaches of representations and warranties related to the sale of the Solutions segment and requesting declaratory action with respect to its right to set-off its damages for such breaches against the approximate sum of $57 million, excluding interest accruing since September 30, 2002, that it owes the Company under the terms of a promissory note issued by Platinum Equity when it purchased the Solutions business. Many of the claims alleged by Platinum Equity in this suit are the same claims asserted by Platinum Equity in the net working capital dispute. Platinum Equity failed to make the payment that was due September 30, 2002, and, in October 2002, the Company notified Platinum Equity that it was in default for its non-payment to the Company. The Company has filed a counterclaim in the lawsuit alleging breach of contract, breach of guaranty, and conversion. Although the court dismissed the Company’s claim for conversion, the court allowed the Company to plead a claim for tortious breach of contract. Discovery in this suit is ongoing.

     Given that the amount owed by Platinum Equity to the Company greatly exceeds the amount of adjustment suggested by the arbitrator related to the net working capital dispute, the Company does not intend to make any cash payments related to the arbitrator’s net working capital decision. The ultimate amount due by Platinum to the Company under the note will be determined once all claims and counter claims have been resolved. The Company continues to believe that it is adequately reserved or accrued with respect to its receivable and payable positions with Platinum Equity.

     Thoroughbred Technology and Telecommunications, Inc. vs. Williams Communications, LLC

     TTTI filed suit on July 24, 2001, against WCL, which changed its name to WilTel Communications, LLC in January 2003, in a case titled Thoroughbred Technology and Telecommunications, Inc. vs. Williams Communications, LLC f/k/a Williams Communications, Inc., Civil Action No. 1:01-CV-1949-RLV, pending in the U.S. District Court for the Northern District of Georgia, Atlanta Division. TTTI alleged claims that included breach of contract with respect to a fiber-optic installation project that TTTI was constructing for itself and other parties, including WCL, with respect to certain conduit segments including a three-conduit segment between Cleveland, Ohio and Boyce, Virginia. TTTI sought specific performance to require that WCL take title to the Cleveland-Boyce segment and pay TTTI in excess of $36 million plus pre-judgment interest for such purchase. WCL alleged various defenses, including significant warranty and breach of contract claims against TTTI.

     On May 9, 2002, the trial court determined that WCL did not have the right to terminate the contract with respect to the Cleveland-Boyce segment, but deferred ruling on TTTI’s remedy until a later time. In a series of rulings on January 27, 2003, the court ordered, among other things, (1) that WCL’s claims against TTTI for breach of contract and construction deficiencies for certain of the telecommunications routes constructed by TTTI be heard by an arbitration panel; and (2) that WCL close the purchase of the Cleveland-Boyce segment and pay TTTI the sum of $36.3 million plus pre-judgment interest for such purchase. The court denied WCL’s motion for a stay of the proceedings while the construction claims against TTTI are adjudicated through arbitration and further denied the Company’s request to stay closing on the Cleveland-Boyce segment pending an appeal of the trial court’s decision. WCL sought and obtained a stay of the trial court’s order compelling a closing of the Cleveland-Boyce segment from the United States Court of Appeals for the 11th Circuit thereby staying WCL’s obligation to close the transaction until the appeal is decided. The stay granted by the Court of Appeals was conditioned on the posting of an appropriate supersedeas bond by the Company, which was posted by the Company in March 2003 in the approximate amount of $44.1 million. The Company posted the bond, which was docketed by the trial court on March 13, 2003. WCL is proceeding with its appeal of the trial court’s decision while pursuing its arbitration claims of construction defects against TTTI. On March 21, 2003, WCL filed its demand for arbitration with the American Arbitration Association, although the timetable for a hearing in the arbitration remains uncertain. Subsequently, TTTI filed its response and alleged unquantified additional counterclaims against WCL for breach of contract. WCL’s arbitrable claims against TTTI aggregate approximately $70 million. The Company intends to pursue its claims vigorously; however, the ultimate outcome of this matter cannot be predicted.

     StarGuide

     On October 12, 2001, StarGuide Digital Networks (“StarGuide”) sued WCG in the United States District Court for Nevada for infringement of three patents relating to streaming transmission of audio and video content. Subsequently, StarGuide added WCL as a party to the action. StarGuide seeks compensation for past infringement, an injunction against infringing use, and treble damages due to willful infringement. On July 1, 2002, StarGuide initiated a second patent suit against WCL with respect to a patent that is a continuation of the patents at issue in the prior litigation. The two actions have been consolidated. The Company believes that it has not infringed the patents at issue and intends to defend this matter vigorously. The Company has also raised various defenses, including patent invalidity. The parties were engaged in court-sponsored mediation, but those negotiations failed to result in a settlement. The parties are proceeding with discovery.

     Other Matters

     The Company is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, upon the advice of legal counsel, the ultimate resolution of all claims, legal actions, and complaints, after consideration of amounts accrued of approximately $91 million as of March 31, 2003, insurance coverage, or other indemnification arrangements, is not expected to have a materially adverse effect upon the Company’s future financial position or results of operations, although unfavorable outcomes in the items discussed above could significantly impact the Company’s liquidity.

     For information regarding other legal proceedings, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibit listed below is filed as part of this report.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	During the first quarter 2003, WilTel filed a Form 8-K on February 3, 2003, which reported a significant event under Item 5 of the Form.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILTEL COMMUNICATIONS GROUP, INC.
(Registrant)

/s/ Ken Kinnear

Ken Kinnear
Controller
(Duly Authorized Officer and
Principal Financial Officer)

May 12, 2003

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Jeff K. Storey

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Ken Kinnear

Ken Kinnear
Principal Financial Officer

EXHIBIT INDEX

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002