Form 10-Q
period 2003-06-30
WILTEL COMMUNICATIONS GROUP INC
filed 2003-08-13
CIK 1195454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-50040

WilTel Communications Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	01-0744785 (I.R.S. Employer Identification No.)

One Technology Center Tulsa, Oklahoma (Address of principal executive offices)	74103 (Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class Common Stock, $0.01 par value	Outstanding at July 31, 2003 50,000,000 Shares

WilTel Communications Group, Inc.
Forward-Looking Statements

     Certain matters discussed in this report, include “forward-looking statements,” which are statements other than those of historical fact, concerning plans, objectives, goals, strategies, future events or performance and other matters. The Company makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” or similar expressions.

     Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of risks, assumptions, and uncertainties that could cause the Company’s actual results to differ materially from those projected. In particular, projections are necessarily speculative in nature, and it is often the case that one or more significant assumptions used in preparing those projections do not materialize. Therefore, projections should not be relied upon as fact.

     Some, but not all, of the risks and uncertainties that could cause actual results to differ materially from those expressed in the Company’s forward-looking statements include:

•	the effects of continuing restructuring and consolidation in the telecommunications industry, including the emergence of new competitors and existing competitors with stronger financial positions;

•	the Company’s ability to add customers, retain its current customer base and increase the volume of traffic on its fiber optic network at attractive margins;

•	the Company’s ability to effectively manage its liquidity and cash position;

•	the Company’s ability to secure financing on reasonable terms as required to support or expand its existing operations or to pursue attractive acquisition opportunities;

•	federal and state regulatory and legislative actions; and

•	technological developments.

     A more detailed discussion of the factors which may cause the Company’s actual results to differ from its anticipated results is included in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 under the caption “Business—Forward-Looking Information,” to which we refer you. Additional discussion of the risks and uncertainties facing the Company is included in the other sections of this quarterly report and in the Company’s other reports filed from time to time with the Securities and Exchange Commission.

WilTel Communications Group, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	Successor Company

	June 30,	December 31,
	2003	2002

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$190,977	$291,288
Receivables less allowance of $54,591,000 ($49,379,000 in 2002)	208,317	180,768
Notes receivable less allowance of $2,504,000 ($2,424,000 in 2002)	38,900	55,114
Prepaid assets and other	76,389	25,525

Total current assets	514,583	552,695
Property, plant and equipment, net	1,354,669	1,460,010
Other assets and deferred charges, net	52,184	49,568

Total assets	$1,921,436	$2,062,273

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$190,037	$184,759
Deferred income	52,826	61,312
Accrued liabilities	209,128	235,782
Long-term debt due within one year	72,395	51,503

Total current liabilities	524,386	533,356
Long-term debt	509,149	517,986
Long-term deferred income	182,123	178,978
Other liabilities	134,333	136,932
Minority interest in consolidated subsidiary	913	5,290
Contingent liabilities and commitments
Stockholders’ equity:
WilTel common stock, $0.01 par value, 200 million shares authorized, 50 million shares outstanding in 2003 and 2002	500	500
Capital in excess of par value	749,500	749,500
Accumulated deficit	(180,985)	(61,049)
Accumulated other comprehensive income	1,517	780

Total stockholders’ equity	570,532	689,731

Total liabilities and stockholders’ equity	$1,921,436	$2,062,273

See accompanying notes.

WilTel Communications Group, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Revenues	$323,409	$293,111	$611,457	$591,704
Operating expenses:
Cost of sales	251,579	258,220	494,386	517,621
Selling, general and administrative	51,017	52,836	91,726	121,097
Provision for doubtful accounts	1,001	3,976	4,154	11,523
Depreciation and amortization	57,814	145,153	124,938	285,299
Restructuring charges	—	2,172	—	13,333
Other expense (income), net	(379)	31,646	(1,171)	9,736

Total operating expenses	361,032	494,003	714,033	958,609

Loss from operations	(37,623)	(200,892)	(102,576)	(366,905)
Net interest expense	(10,912)	(47,946)	(21,450)	(171,739)
Investing income	955	8,883	1,943	17,882
Minority interest in loss of consolidated subsidiary	693	3,903	1,903	8,587
Other income, net	118	200	260	256
Reorganization items, net	—	(56,306)	—	(63,599)

Loss before income taxes	(46,769)	(292,158)	(119,920)	(575,518)
Provision for income taxes	(10)	(922)	(16)	(863)

Net loss	(46,779)	(293,080)	(119,936)	(576,381)
Preferred stock dividends and amortization of preferred stock issuance costs	—	(1,075)	—	(5,473)

Net loss attributable to common stockholders	$(46,779)	$(294,155)	$(119,936)	$(581,854)

Basic and diluted loss per share:
Net loss attributable to common stockholders	$(.94)	$(.59)	$(2.40)	$(1.17)

Weighted average shares outstanding	50,000	496,545	50,000	496,351

See accompanying notes.

WilTel Communications Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
	Company	Company

	Six Months Ended
	June 30,

	2003	2002

	(In thousands)
Operating activities
Net loss	$(119,936)	$(576,381)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	124,938	285,299
Non-cash reorganization items, net	—	36,797
Provision for doubtful accounts	4,154	11,523
Minority interest in loss of consolidated subsidiary	(1,903)	(8,587)
Cash provided by (used in) changes in:
Receivables	(37,188)	177,065
Other current assets	(50,820)	(12,917)
Accounts payable	14,535	(27,884)
Current deferred income	(4,958)	(9,028)
Accrued liabilities	(11,602)	86,629
Long-term deferred income	76	(20,133)
Other	(1,703)	(18,858)

Net cash used in operating activities	(84,407)	(76,475)
Financing activities
Proceeds from long-term debt	—	5,369
Payments on long-term debt	(3,927)	(220,185)
Proceeds from issuance of common stock, net of expenses	—	9,404
Preferred stock dividends paid	—	(4,161)
Other	—	(531)

Net cash used in financing activities	(3,927)	(210,104)
Investing activities
Property, plant and equipment:
Capital expenditures	(31,124)	(39,706)
Proceeds from tax refunds, settlements and sales	30,774	34,756
Changes in accrued liabilities	(11,627)	(78,820)
Purchase of investments	—	(219,091)
Proceeds from sales of investments	—	654,567
Other	—	(907)

Net cash provided by (used in) investing activities	(11,977)	350,799

Increase (decrease) in cash and cash equivalents	(100,311)	64,220
Cash and cash equivalents at beginning of period	291,288	116,038

Cash and cash equivalents at end of period	$190,977	$180,258

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

     The Company implemented fresh start accounting under the provisions of Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” effective October 31, 2002 to coincide with its normal monthly financial closing cycle. The financial results in the condensed consolidated statements of operations and condensed consolidated cash flows have been separately presented under the label “Successor Company” for the three and six months ended June 30, 2003 and “Predecessor Company” for the three and six months ended June 30, 2002 as required by SOP 90-7. All periods in the condensed consolidated balance sheets have been presented under the label “Successor Company” as required by SOP 90-7. The Successor Company is also referred to as “WilTel” and the Predecessor Company is also referred to as “WCG”. As a result of implementing fresh start accounting, the Successor Company financial statements are not comparable to the Predecessor Company financial statements.

     The Successor Company and Predecessor Company interim financial statements presented in this Form 10-Q are based on the results of operations and financial position of WilTel and its direct and indirect subsidiaries and WCG and its direct and indirect subsidiaries, respectively. The interim condensed consolidated financial statements do not include all notes in annual financial statements and therefore should be read in conjunction with the consolidated financial statements and notes thereto in WilTel’s Annual Report on Form 10-K for the year ended December 31, 2002. The financial statements have not been audited by independent auditors but include all normal recurring adjustments and others, which, in the opinion of the Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2003 and its results of operations and cash flows for the three and six months ended June 30, 2003 and 2002.

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

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Successor Company:

	Network	Vyvx	Other	Eliminations	Total

	(In thousands)
Three Months Ended June 30, 2003
Revenues:
Capacity and other	$291,484	$31,925	$—	$—	$323,409
Intercompany	6,097	—	—	(6,097)	—

Total segment revenues	$297,581	$31,925	$—	$(6,097)	$323,409

Cost of sales	$238,700	$18,976	$—	$(6,097)	$251,579

Segment profit:
Income (loss) from operations	$(39,506)	$1,883	$—	$—	$(37,623)
Adjustments to reconcile loss from operations to segment profit:
Depreciation and amortization	54,417	3,397	—	—	57,814

Segment profit	$14,911	$5,280	$—	$—	$20,191

Predecessor Company:

	Network	Vyvx	Other	Eliminations	Total

	(In thousands)
Three Months Ended June 30, 2002
Revenues:
Capacity and other	$256,207	$36,904	$—	$—	$293,111
Intercompany	10,305	38	—	(10,343)	—

Total segment revenues	$266,512	$36,942	$—	$(10,343)	$293,111

Cost of sales	$232,513	$36,050	$—	$(10,343)	$258,220

Segment loss:
Loss from operations	$(171,783)	$(28,978)	$(131)	$—	$(200,892)
Adjustments to reconcile loss from operations to segment loss:
Depreciation and amortization	128,265	16,888	—	—	145,153
Other:
Restructuring charges	1,514	606	52	—	2,172
Settlement gains	32,556	—	—	—	32,556

Segment loss	$(9,448)	$(11,484)	$(79)	$—	$(21,011)

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Successor Company:

	Network	Vyvx	Other	Eliminations	Total

	(In thousands)
Six Months Ended June 30, 2003
Revenues:
Capacity and other	$547,702	$63,755	$—	$—	$611,457
Intercompany	12,780	—	—	(12,780)	—

Total segment revenues	$560,482	$63,755	$—	$(12,780)	$611,457

Cost of sales	$466,555	$40,611	$—	$(12,780)	$494,386

Segment profit:
Income (loss) from operations	$(103,838)	$1,262	$—	$—	$(102,576)
Adjustments to reconcile loss from operations to segment profit:
Depreciation and amortization	117,227	7,711	—	—	124,938

Segment profit	$13,389	$8,973	$—	$—	$22,362

Predecessor Company:

	Network	Vyvx	Other	Eliminations	Total

	(In thousands)
Six Months Ended June 30, 2002
Revenues:
Capacity and other	$515,955	$75,749	$—	$—	$591,704
Intercompany	21,396	102	—	(21,498)	—

Total segment revenues	$537,351	$75,851	$—	$(21,498)	$591,704

Cost of sales	$464,438	$74,681	$—	$(21,498)	$517,621

Segment loss:
Loss from operations	$(308,236)	$(58,183)	$(486)	$—	$(366,905)
Adjustments to reconcile loss from operations to segment loss:
Depreciation and amortization	256,131	29,168	—	—	285,299
Other:
Restructuring charges	10,094	2,810	429	—	13,333
Settlement gains	28,644	—	—	—	28,644

Segment loss	$(13,367)	$(26,205)	$(57)	$—	$(39,629)

	Successor Company

	Total Assets

	June 30,	December 31,
	2003	2002

	(In thousands)
Network	$1,531,405	$1,577,372
Vyvx	57,615	82,819
Other	332,416	402,082

Total	$1,921,436	$2,062,273

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

3. Depreciation and Amortization

     In conjunction with fresh start accounting, the Company reassessed and changed its useful lives for its property, plant and equipment from a weighted average life of 21 years to 15 years. The impact of this change on the Company’s depreciation and amortization expense for the three and six months ended June 30, 2003 was an increase of approximately $14 million and $37 million, respectively.

4. Severance Charges

     Severance charges of $2.2 million and $13.3 million for the three and six months ended June 30, 2002, respectively, were recorded in restructuring charges on the income statement as the charges were related to the Company’s reorganization. As of December 31, 2002, the Company had an accrued liability of approximately $12 million for severance related expenses of which the Company paid out approximately $11 million for the six months ended June 30, 2003. During 2003, the Company recorded $4.2 million of additional severance charges to general and administrative expense.

5. Other Operating Income, Net

     Transactions included in segment profit (loss)

     Other operating income, net of $0.9 million and $18.9 million for the three and six months ended June 30, 2002, respectively, consisted primarily of cash settlement gains related to the termination of various agreements.

     Transactions excluded from segment profit (loss)

     Other operating expense, net of $32.5 million for the three months ended June 30, 2002 included a $35.0 million accrual for contingent liabilities and $1.0 million in expenses related to revisions of estimated costs associated with the fourth quarter 2001 sale of lit fiber to WorldCom, Inc., partially offset by a non-cash settlement gain of $3.5 million.

     Other operating expense, net of $28.6 million for the six months ended June 30, 2002 included a $35.0 million accrual for contingent liabilities partially offset by a non-cash settlement gain of $3.5 million and income of $2.9 million related to revisions of estimated costs associated with the fourth quarter 2001 sale of lit fiber to WorldCom, Inc.

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

6. Reorganization Items, Net

	Predecessor Company

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2002	2002

	(In thousands)
Reorganization items, net:
Gain on forgiveness of interest	$69,773	$69,773
Write-off of deferred financing costs	(92,391)	(92,391)
Write-off of debt discounts	(10,055)	(10,055)
Professional fees and other	(24,610)	(31,903)
Interest income	977	977

	$(56,306)	$(63,599)

     In March 2002, certain provisions of the indenture related to the Trust Notes, which were senior secured notes issued by a WCG subsidiary in March 2001, were amended. The amendment, among other things, provided that The Williams Companies, Inc. (“TWC”), the former parent of WCG and guarantor of the Trust Notes, would make the required March and September 2002 interest payments totaling approximately $115 million on behalf of WCG to WCG Note Trust, and WCG would not be required to reimburse TWC for these interest payments. Since the interest accrued on these notes was not a claim in the chapter 11 proceedings, WCG recognized a gain of $69.8 million in accordance with SOP 90-7.

     The Company wrote off deferred financing costs and debt discounts associated with liabilities subject to compromise and a portion of the deferred financing costs associated with the Company’s credit facility to reorganization items in accordance with SOP 90-7 since the deferred financing costs and debt discount did not have a remaining useful life as a result of the chapter 11 proceedings.

     Professional fees and other primarily consists of professional fees for legal and financial advisory services in connection with the reorganization.

     The Company recognized interest income of $1.0 million for the three and six months ended June 30, 2002 on accumulated cash that the Company did not disburse as a result of the chapter 11 proceedings.

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

7. Provision for Income Taxes

     The provision for income taxes includes:

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Current:
Federal	$—	$—	$—	$—
State	(10)	(4)	(16)	(9)
Foreign	—	—	—	—

	(10)	(4)	(16)	(9)
Deferred:
Federal	—	(777)	—	(723)
State	—	(141)	—	(131)
Foreign	—	—	—	—

	—	(918)	—	(854)

Total provision	$(10)	$(922)	$(16)	$(863)

     The tax provision for all periods is significantly different than the benefit expected from applying the federal statutory rate to pre-tax losses primarily due to a valuation allowance established for the Company’s net deferred tax assets. The valuation allowance fully reserves the Company’s net deferred tax assets, primarily resulting from net operating loss carryforwards, as the Company believes it is more likely than not that the net deferred tax asset will not be realized.

8. Loss Per Share

     For WilTel, the basic and diluted loss per share is the same as it does not have any dilutive securities outstanding. For WCG, diluted loss per common share was the same as the basic calculation as the inclusion of any stock options and convertible preferred stock would be antidilutive since WCG reported a net loss for the periods presented. Stock options and convertible preferred stock of 8.8 million shares for the three and six months ended June 30, 2002 were excluded from the computation of diluted loss per common share.

9. Prepaid Assets and Other

     As of June 30, 2003, prepaid assets and other includes a deposit of approximately $38 million related to the posting of a $44.1 million appeal bond in first quarter 2003 for the Thoroughbred Technology and Telecommunications, Inc. litigation (see Note 12) and a deposit in escrow of $15.1 million related to the net cash proceeds from the sale-leaseback transaction on its two airplanes in May 2003 (see Note 10). The deposits are reflected as a use of cash in the operating activities section in the condensed consolidated statements of cash flows.

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

10. Debt

     Debt consists of the following:

		Successor Company

	Weighted-
	average
	interest	June 30,	December 31,
	Rate*	2003	2002

		(In thousands)
Exit Credit Agreement	5.9%	$375,000	$375,000
One Technology Center (“OTC”) Notes	8.0%	141,057	141,663
PowerTel	8.3%	52,366	44,353
Aircraft Capital Lease	12.2%	7,916	—
Other	8.6%	5,205	8,473

		581,544	569,489
Less current maturities		(72,395)	(51,503)

Long-term debt		$509,149	$517,986

*	As of June 30, 2003

     PowerTel

     PowerTel Limited (“PowerTel”), a consolidated subsidiary, had an outstanding balance under its bank facility of 78.5 million Australian dollars as of June 30, 2003 and December 31, 2002 (or $52.4 million and $44.4 million, respectively). PowerTel informed its bank group that it was in violation of its fourth quarter 2002 and first quarter 2003 financial covenants, and PowerTel’s bank group waived the covenant breaches. PowerTel is in compliance with its second quarter 2003 bank covenants. PowerTel is still in discussions with its bank group to modify its covenant requirements prospectively.

     WilTel anticipates entering into agreements to sell its ownership interest in PowerTel during third quarter 2003. If such transactions occur, WilTel will classify PowerTel as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in third quarter 2003. WilTel’s net investment in PowerTel as of June 30, 2003 is less than the anticipated cash proceeds from the sale, and accordingly, the Company should not realize a loss from a sale. The Company has recorded revenues and a pretax loss related to PowerTel of approximately $36 million and $1 million, respectively, for the six months ended June 30, 2003. Cash proceeds from such a sale are estimated to be between $13 million and $20 million, the majority of which would be placed in a restricted bank account pursuant to the terms of agreements related to the Company’s OTC Notes outstanding. Since there is no assurance that a sale will be consummated or that PowerTel will be able to renegotiate its bank facility on satisfactory terms or secure additional funding, WilTel has classified the PowerTel bank facility as short-term debt as of June 30, 2003 and December 31, 2002. Even though WilTel consolidates PowerTel, it is not legally obligated to provide additional funding to PowerTel and has no current intention to do so.

     Aircraft Capital Lease

     In May 2003, the Company entered into a sale-leaseback transaction on its two airplanes and recorded a capital lease obligation representing the present value of the future minimum lease payments during the lease term. The airplanes were sold for approximately $21 million in cash and leased back for a period of 10 years. Per the terms of the transaction, approximately $5 million from the cash proceeds was used as cash collateral for the lease. The net cash proceeds from the transaction of $15.1 million are ultimately expected to be used to reduce the OTC Notes per the terms of the OTC Notes agreement but are currently in escrow subject to resolution of various other matters. The primary issue relates to the final settlement and payment terms pursuant to an agreement for the purchase of the One Technology Center building. Mediation has been scheduled in August for this dispute. The Company does not believe that the ultimate resolution of these matters will have a material impact on its results of operations or financial position. The Company has classified an additional $15.1 million as short-term debt related to the OTC Notes as of June 30, 2003 in anticipation of resolving these matters within one year.

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

11. Comprehensive Loss

     Comprehensive loss is as follows:

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Net loss	$(46,779)	$(293,080)	$(119,936)	$(576,381)
Other comprehensive loss:
Unrealized loss on securities	—	(2,367)	—	(6,379)
Less: reclassification adjustment for net gains realized in net loss	—	(557)	—	(605)

Net unrealized loss	—	(2,924)	—	(6,984)

Foreign currency translation adjustments	(2,745)	796	737	2,753

Other comprehensive loss before taxes	(2,745)	(2,128)	737	(4,231)
Income tax benefit on other comprehensive loss	—	918	—	855

Comprehensive loss	$(49,524)	$(294,290)	$(119,199)	$(579,757)

12. Contingencies

     Litigation

     Department of Labor Investigation

     In April 2003, the Company received written notice from the United States Department of Labor that it is exercising its authority under Section 504 of the Employee Retirement Income Security Act of 1974 (“ERISA”) to conduct periodic investigations of employee benefit plans to determine whether such plans conform with the provisions of ERISA and other applicable regulations. The stated scope of the review covers the Williams Communications Investment Plan (a defined contribution plan) for a time period extending from 1998 through the present date. The Company is cooperating fully with the Department of Labor. At this time, neither the length of the review nor likely outcome of the investigation can be determined. The Company believes that all of its actions with respect to employee benefit plans have been in full compliance with ERISA and other applicable regulations.

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

     The Company and other major carriers are seeking to settle the class action claims referenced above relating to the railroad rights of way through an agreed class action. These companies initially sought approval of a settlement in a case titled Zografos et al. vs. Qwest Communications Corp., et al., filed in the U.S. District Court

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

for the District of Oregon on January 31, 2002. On July 12, 2002, the Oregon Court dismissed the action. Thereafter, on September 4, 2002, an existing case titled Smith, et al., vs. Sprint, et al., pending in the U.S. District Court for the Northern District of Illinois, was amended to join the Company and two other telecommunications companies as defendants. On July 25, 2003, the judge in this case issued an order preliminarily approving a proposed settlement agreement. If this settlement withstands potential challenges by plaintiffs’ counsel, it will settle the majority of the putative nationwide and statewide class actions related to the railroad right-of-way claims. Although the Company can provide no assurances, the Company anticipates that the final amount of the settlement will not exceed amounts previously accrued and will not have a material adverse impact to the Company.

     Platinum Equity Dispute

     In March 2001, the Company sold its Solutions segment to Platinum Equity LLC (“Platinum Equity”) for a sales price that was subject to adjustment based upon a computation of the net working capital of the business as of March 31, 2001. A dispute arose between the companies with respect to the net working capital amount as defined in the agreement. Pursuant to the provisions of the sale agreement, the parties submitted the dispute to binding arbitration before an independent public accounting firm.

     In September 2002, Platinum Equity filed suit in the District Court of Oklahoma County, State of Oklahoma, against the Company alleging various breaches of representations and warranties related to the sale of the Solutions segment and requested a ruling that no payment was due under a promissory note issued by Platinum Equity at the time of purchase until all disputes were resolved. Many of the claims alleged by Platinum Equity in this suit are the same claims asserted by Platinum Equity in the net working capital dispute. Discovery in this suit is ongoing.

     In May 2003, the arbitrator rendered a determination of the adjustment amount under the net working capital dispute, and an order entry of judgment was entered against Platinum Equity in the amount of approximately $38 million, which represented the amount that Platinum Equity owed under the promissory note, offset by the net working capital adjustment determined by the arbitrator. The Company adjusted the carrying amount of the note receivable to $38 million by offsetting amounts previously accrued for the net working capital dispute. In July 2003, the Company collected approximately $39 million, including interest, from Platinum Equity related to the judgment. The receipt of the $39 million does not resolve all of the issues between Platinum Equity and the Company as neither company has waived any of the claims currently pending in the litigation discussed above. The Company continues to believe that it is adequately reserved or accrued with respect to its receivable and payable positions with Platinum Equity.

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

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

     On May 9, 2002, the trial court determined that WCL did not have the right to terminate the contract with respect to the Cleveland-Boyce segment, but deferred ruling on TTTI’s remedy until a later time. In a series of rulings on January 27, 2003, the court ordered, among other things, (1) that WCL’s claims against TTTI for breach of contract and construction deficiencies for certain of the telecommunications routes constructed by TTTI be heard by an arbitration panel; and (2) that WCL close the purchase of the Cleveland-Boyce segment and pay TTTI the sum of $36.3 million plus pre-judgment interest for such purchase. The court denied WCL’s motion for a stay of the proceedings while the construction claims against TTTI are adjudicated through arbitration and further denied the Company’s request to stay closing on the Cleveland-Boyce segment pending an appeal of the trial court’s decision. WCL sought and obtained a stay of the trial court’s order compelling a closing of the Cleveland-Boyce segment from the United States Court of Appeals for the 11th Circuit thereby staying WCL’s obligation to close the transaction until the appeal is decided. The stay granted by the Court of Appeals was conditioned on the posting of an appropriate supersedeas bond by the Company, which was posted by the Company in March 2003 in the approximate amount of $44.1 million. The Company posted the bond, which was docketed by the trial court on March 13, 2003. WCL is proceeding with its appeal of the trial court’s decision while pursuing its arbitration claims of construction defects against TTTI. On March 21, 2003, WCL filed its demand for arbitration with the American Arbitration Association. Subsequently, TTTI filed its response and alleged unquantified additional counterclaims against WCL for breach of contract. The parties have set tentative dates for the arbitration to occur in December, pending a decision by the arbitration panel on TTTI’s request to stay the proceeding until after the appeal is concluded. WCL’s arbitrable claims against TTTI aggregate approximately $70 million. The parties have separately agreed to attempt to resolve their disputes through private mediation, and have set a date for the mediation to occur in early September. The Company intends to pursue its claims vigorously; however, the ultimate outcome of this matter cannot be predicted.

     StarGuide

     On October 12, 2001, StarGuide Digital Networks (“StarGuide”) sued WCG in the United States District Court for Nevada for infringement of three patents relating to streaming transmission of audio and video content. Subsequently, StarGuide added WCL as a party to the action. StarGuide seeks compensation for past infringement, an injunction against infringing use, and treble damages due to willful infringement. On July 1, 2002, StarGuide initiated a second patent suit against WCL with respect to a patent that is a continuation of the patents at issue in the prior litigation. The two actions have been consolidated. In July 2003, the parties reached a settlement, and this case will be dismissed by joint agreement. The settlement will not have a material impact on the Company’s results of operations, financial position or cash flows.

     WilTel Shareholder Derivative Lawsuits

     On May 15, 2003, the first of several shareholder derivative class actions was filed against WilTel, the nine members of WilTel’s Board of Directors and Leucadia National Corporation (“Leucadia”). Currently, the Company has been served with notice of seven (7) shareholder derivative class actions: four (4) in Clark County, Nevada, one (1) in Washoe County, Nevada, one (1) in New York County, New York and one (1) in Tulsa County, Oklahoma. Each of the lawsuits sets forth substantially the same allegations of breach of fiduciary duty in connection with Leucadia’s proposed exchange offer announced on May 15, 2003. In light of Leucadia’s notice that it was withdrawing its initial offer, WilTel filed a motion to dismiss the Tulsa County litigation and requested plaintiffs’ counsel in the other lawsuits to voluntarily dismiss them. WilTel is evaluating the impact, if any, of Leucadia’s subsequent offer of August 7, 2003, and the merger agreement in principle of August 12, 2003, on these lawsuits. (For additional information see Note 13.)

WilTel Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

     Summary

     The Company is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, upon the advice of legal counsel, the ultimate resolution of all claims, legal actions, and complaints, after consideration of amounts accrued of approximately $79 million as of June 30, 2003, insurance coverage, or other indemnification arrangements, is not expected to have a materially adverse effect upon the Company’s future financial position or results of operations, although unfavorable outcomes in the items discussed above could significantly impact the Company’s liquidity.

13. Subsequent Event

     On August 12, 2003, Leucadia and WilTel announced that Leucadia and a special committee of the independent directors of WilTel reached an agreement in principle whereby, upon completion of the terms of a merger agreement, WilTel will become a wholly owned subsidiary of Leucadia. Leucadia and WilTel intend to enter into a merger agreement that provides for a first-step exchange offer pursuant to which tendering WilTel stockholders will receive .4242 of a Leucadia common share for each share of WilTel common stock to be followed by a back-end merger for the same consideration as offered in the exchange offer. At this exchange ratio, if all of the publicly held WilTel shares are acquired by Leucadia, the former public shareholders of WilTel would own approximately 15.8% of Leucadia. In addition, in the exchange offer and merger, WilTel stockholders will receive contingent sale rights which entitle WilTel stockholders to additional Leucadia common shares if Leucadia sells substantially all of WilTel's assets prior to October15, 2004 (which Leucadia stated it has no plans to do) and the net proceeds exceed the price paid pursuant to this transaction.

     Consummation of this transaction is subject to negotiation and execution of a definitive agreement, certain regulatory approvals and a non-waivable condition that the holders of at least a majority of the WilTel shares that are not beneficially owned by Leucadia and its affiliates have tendered and not withdrawn their shares in the exchange offer, as well as other customary conditions.

     A copy of the press release announcing the merger agreement is filed as Exhibit 99.1 to this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

     On May 15, 2003, Leucadia requested that WilTel’s Board of Directors take action under the Stockholders Agreement between Leucadia and WilTel to allow Leucadia to make an exchange offer of 0.3565 of a Leucadia common share for each common share of WilTel. Leucadia’s request was for WilTel’s Board of Directors to permit an offer to go forward for the 52.6% of WilTel not already owned by Leucadia rather than having to wait until October 15, 2004, at which time the proposed exchange offer would be permitted to be made under the Stockholders Agreement. WilTel’s Board of Directors formed a special committee consisting of the six independent directors (“Independent Directors”) to address the actions necessary to allow the proposed exchange offer to proceed.

     On July 29, 2003, Leucadia withdrew its proposal for the exchange offer. Leucadia stated that it will continue to evaluate its options with respect to acquiring additional WilTel common stock as permitted by the Stockholder Agreement, including the possibility of seeking stockholder approval to amend the terms of the Stockholder Agreement.

     On August 7, 2003, Leucadia announced alternative proposals to the Independent Directors of WilTel following discussions held between Leucadia and the financial advisor for the Independent Directors to acquire the 52.6% of WilTel common stock that Leucadia does not already own.

     On August 12, 2003, Leucadia and WilTel announced that Leucadia and a special committee of the independent directors of WilTel reached an agreement in principle whereby, upon completion of the terms of a merger agreement, WilTel will become a wholly owned subsidiary of Leucadia. Leucadia and WilTel intend to enter into a merger agreement that provides for a first-step exchange offer pursuant to which tendering WilTel stockholders will receive .4242 of a Leucadia common share for each share of WilTel common stock to be followed by a back-end merger for the same consideration as offered in the exchange offer. At this exchange ratio, if all of the publicly held WilTel shares are acquired by Leucadia, the former public shareholders of WilTel would own approximately 15.8% of Leucadia. In addition, in the exchange offer and merger, WilTel stockholders will receive contingent sale rights which entitle WilTel stockholders to additional Leucadia common shares if Leucadia sells substantially all of WilTel's assets prior to October15, 2004 (which Leucadia stated it has no plans to do) and the net proceeds exceed the price paid pursuant to this transaction.

     Consummation of this transaction is subject to negotiation and execution of a definitive agreement, certain regulatory approvals and a non-waivable condition that the holders of at least a majority of the WilTel shares that are not beneficially owned by Leucadia and its affiliates have tendered and not withdrawn their shares in the exchange offer, as well as other customary conditions.

     A copy of the press release announcing the merger agreement is filed as Exhibit 99.1 to this Report.

Uncertainty in the Telecommunications Industry

     The telecommunications industry has experienced a great deal of instability during the past several years. During the 1990s, forecasts of very high levels of future demand brought a significant number of new entrants and new capital investments into the industry. However, many industry participants have gone through bankruptcy, those forecasts have not materialized, telecommunications capacity now far exceeds actual demand, and, as a result, the marketplace is characterized by fierce price competition as traditional and next generation carriers compete to secure market share. Resulting lower prices have eroded margins and have kept many carriers—including the Company—from attaining positive cash flow from operations. Many network providers, and their customers, have undergone and are undergoing reorganizations through bankruptcy, contemplating bankruptcy, or generating significant operating losses while consuming much of their remaining liquidity.

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

     The Company’s current focus is to retain its existing business by providing a high quality of service, to obtain profitable new business, to reduce its operating expenses to the greatest extent possible, and to conserve liquidity. As of June 30, 2003, the Company had $191.0 million of cash and cash equivalents to meet its cash requirements and believes that it has sufficient liquidity to meet its needs through 2004. The Company has $375 million of debt due under its Exit Credit Agreement and approximately $141 million of debt under the OTC Notes. Approximately $157 million of this debt matures during 2005. Although the Company can provide no assurances to that effect, during 2004 the Company believes cash from operations will become sufficient to begin covering interest payments and capital expenditures. In the meantime, the Company will continue to seek to generate significant cash flows from operations through profitable revenue growth, expense reductions, or some combination of both. If the Company is unable to generate significant cash flows from operations, it is likely that new capital may have to be raised to meet its maturing debt obligations in 2005.

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

     The allocation of net reorganization value to assets and liabilities required significant judgment and assumptions. Actual results that differ from the assumptions used in developing the fair value adjustments at the time of adopting fresh start accounting could have an impact on results of operations and the financial position of the Company. The net impact on results of operations and the financial position of the Company was not material through June 30, 2003.

     Impairments of long-lived assets

     Accounting standards require the Company to evaluate and test recoverability of long-lived assets or asset groups, including goodwill and other intangibles whenever events or changes in circumstances indicate that its carrying value amount may not be recoverable. Whenever these “impairment indicators” are present, the Company must estimate the future cash flows attributable to the assets and determine whether or not future cash flows, net of direct cash flows attributable to the generation of those revenues, result in recovery of the Company’s basis in those assets. If so, there is no impairment. If not, then the Company must record an impairment charge equal to the difference between its basis in the assets and the fair value of the assets. The rules further require the Company to determine whether it plans to use the assets or hold the assets for sale. The Company has and will continue to evaluate and test the recoverability of its long-lived assets as facts and circumstances warrant. No impairment charges have been required in the first six months of 2003.

     Covenant compliance

     The Company’s debt consists primarily of the Exit Credit Agreement, OTC Notes, PowerTel’s bank facility and the Aircraft Capital Lease (see Note 10 to the condensed consolidated financial statements). The Company’s ability to classify the non-current portion of these obligations as long-term is dependent on its ability to meet the covenant requirements contained in its debt agreements or to obtain waivers or amendments in the event the Company is unable to comply with its covenants. As of June 30, 2003, the Company was in compliance with its debt covenants; however, as discussed below, PowerTel was not in compliance with its fourth quarter 2002 and first quarter 2003 covenants. With the exception of PowerTel, the Company believes it will stay in compliance with its covenants in 2003, although no assurance can be given that it will be able to do so.

     PowerTel, a consolidated subsidiary, had an outstanding balance under its bank facility of 78.5 million Australian dollars as of June 30, 2003 and December 31, 2002 (or $52.4 million and $44.4 million, respectively). PowerTel informed its bank group that it was in violation of its fourth quarter 2002 and first quarter 2003 financial covenants, and PowerTel’s bank group waived the covenant breaches. PowerTel is in compliance with its second quarter 2003 bank covenants. PowerTel is still in discussions with its bank group to modify its covenant requirements prospectively.

     WilTel anticipates entering into agreements to sell its ownership interest in PowerTel during third quarter 2003. If such transactions occur, WilTel will classify PowerTel as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in third quarter 2003. WilTel’s net investment in PowerTel as of June 30, 2003 is less than the anticipated cash proceeds from the sale, and accordingly, the Company should not realize a loss from a sale. The Company has recorded revenues and a pretax loss related to PowerTel of approximately $36 million and $1 million, respectively, for the six months ended June 30, 2003. Cash proceeds from such a sale are estimated to be between $13 million and $20 million, the majority of which would be placed in a restricted bank account pursuant to the terms of agreements related to the Company’s OTC Notes outstanding. Since there is no assurance that a sale will be consummated or that PowerTel will be able to renegotiate its bank facility on satisfactory terms or secure additional funding, WilTel has classified the PowerTel bank facility as short-term debt as of June 30, 2003 and December 31, 2002. Even though

WilTel consolidates PowerTel, it is not legally obligated to provide additional funding to PowerTel and has no current intention to do so.

     Collections on notes receivable

     As of June 30, 2003, the Company adjusted its notes receivable balance related to the 2001 sale of its Solutions segment to Platinum Equity to approximately $38 million to match an order entry of judgment amount against Platinum Equity. The adjusted amount of $38 million represented the amount that Platinum Equity owed under a promissory note issued by Platinum Equity at the time of the purchase, offset by the net working capital adjustment determined by an arbitrator. The Company adjusted the carrying amount of the note receivable to $38 million by offsetting amounts previously accrued for the net working capital dispute. In July 2003, the Company collected approximately $39 million, including interest, from Platinum Equity related to the judgment.

     Revenue recognition/collectibility of receivables

     The Company recognizes capacity revenues monthly as services are provided or as revenues are earned. Revenues from the Company’s dark fiber indefeasible rights of use transactions are accounted for as operating leases and recognized over the life of the agreements.

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

     The Company recognizes revenues when collectibility is reasonably assured. In the current distressed telecom environment, significant judgment and assumptions are required in order to determine whether or not collectibility is reasonably assured. In addition to the normal factors a company considers, the Company also makes judgments regarding the likelihood of customers meeting covenants or obtaining financing. In addition, the Company assesses, in some cases, the likelihood of customers filing chapter 11 proceedings and the outcome of bankruptcy filings once they occur. The Company believes it has the appropriate reserves recorded for exposures resulting from these uncertainties. As of June 30, 2003, the Company’s gross accounts receivable was $262.9 million and the allowance for doubtful accounts was $54.6 million.

     Contingencies

     The Company accrues for contingent losses in accordance with SFAS No. 5, “Accounting for Contingencies,” which states that an estimated loss should be accrued if the contingent loss is probable and the amount of loss can be reasonably estimated. Significant judgment is required to estimate the ultimate outcome of the contingency in determining the appropriate amount to accrue. The Company’s contingencies are discussed in Note 12 to the condensed consolidated financial statements, and the Company has accrued estimated liabilities of approximately $79 million as of June 30, 2003 related to these contingencies.

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

Transactions with SBC

     SBC is the Company’s largest customer and purchases domestic voice and data long-distance and local transport services from the Company. Revenues from SBC were approximately $149 million and $133 million for the three months ended June 30, 2003 and 2002, respectively, representing 50% of Network’s revenues for these periods. Revenues from SBC were approximately $272 million and $255 million for the six months ended June 30, 2003 and 2002, respectively, representing 49% and 47% of Network’s revenues for these periods. The Company purchases local transport services, platform services such as toll-free, operator, calling card and directory assistance services and international services such as transport and switched-voice services from SBC. Purchases from SBC were approximately $50 million and $48 million for the three months ended June 30, 2003 and 2002, respectively, and $98 million and $84 million for the six months ended June 30, 2003 and 2002, respectively.

     In certain circumstances, SBC has the right to build, acquire or use its own facilities to provide services for itself that it would otherwise buy from the Company. For example, SBC may use current transport and switching facilities, or add such facilities, in any state where it is the incumbent local exchange carrier and has received long-distance authority under Section 271 of the Telecommunications Act of 1996 (“Communications Act”), subject to separate affiliate requirements which, pursuant to Section 272 of the Communications Act, lapse on a state by state basis three years following receipt of Section 271 approval. Any migration of traffic on to SBC’s own assets could materially reduce the Company’s revenue and potentially have an adverse impact on the Company’s results of operations and financial position.

     SBC may terminate the provider agreements with the Company if any of the following occurs:

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

Regulation

     The Company is subject to federal, state, local, and foreign laws, regulations, and orders that affect the rates, terms, and conditions of certain of its service offerings, its costs, and other aspects of its operations. For a more comprehensive summary of the Company’s regulatory environment, see Part 1, Item 1 — Other Information — Regulation in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     Regulation of others in the communications industry also may affect the Company. For example, Section 271 of the Communications Act has prohibited Regional Bell Operating Companies (“RBOCs”) and their respective affiliates from providing long distance services between so-called Local Access and Transport Areas (“LATAs”) in their region, and between their region and other states, until they have demonstrated to the FCC, on a state-by-state basis, that they have satisfied certain procedural and substantive requirements set forth in the 1996 Act. As of now the FCC has granted Section 271 authority to SBC in nine of its 14 in-region states; to Verizon in each of its fourteen in-region states; to BellSouth in each of its nine in-region states; and to Qwest in thirteen of its fourteen in-region states. Having previously withdrawn its application in Michigan, SBC resubmitted it on June 19, 2003, and the FCC has until September 17, 2003 to act. In addition, SBC filed Section 271 applications for the remaining four states of Illinois, Indiana, Ohio and Wisconsin on July 17, 2003. The FCC has until October 15, 2003 to act on that application. The Company anticipates that Qwest will file an application for entry into the long distance market in Arizona, its final state, within the next three months. The timing of any such FCC approvals depends on many variables and it is impossible to predict when or whether the RBOCs will receive such approvals. However, it is possible that all remaining Section 271 restrictions will be lifted by the end of 2003.

     In a state where an RBOC has received authority to provide long distance telecommunications service, Section 272 of the Communications Act requires the RBOC to maintain a separate affiliate, and to comply with certain structural and operational safeguards, for its long distance operations. This separate affiliate requirement expires on a state-by-state basis three years after an RBOC first obtained approval to provide long distance service in a given state, unless the FCC extends the three-year period. If an RBOC chooses to provide long distance telecommunications services without a separate affiliate in a state where the separate affiliate requirement has expired, the RBOC currently is subject to heightened regulation of its rates for long distance services.

     To date, the FCC has declined to extend the Section 272 separate subsidiary requirement for Verizon in New York and for SBC in Texas, where the requirement has expired. The Company does not expect the FCC to extend the requirement in any other states as the 3-year period elapses in such states. The FCC is considering several options for strengthening or weakening regulation of RBOCs once they provide long distance telecommunications services without a separate affiliate, as well as RBOC petitions to forbear from applying portions of the Section 272 requirements.

     The Company believes that the RBOCs’ entry into the long distance market provides opportunities for the Company to sell dark fiber or lease high-volume long distance capacity. However, increased competition from the RBOCs could have an adverse effect on the Company’s business, as the RBOCs will be able to market integrated local and long distance services and may enjoy significant competitive advantages. In addition, changes in an RBOC’s ability to offer long distance service under the provisions of Section 271 and Section 272 of the Communications Act are likely to have an effect on the volume of traffic transported by the Company for its RBOC customers. Since RBOCs account for more than 50% of the Company’s Network revenues, changes in a RBOC’s ability to offer long distance services could pose risks to the Company’s business in the future, although the impact of any such change cannot be determined at this time.

Employees

     As of June 30, 2003, the Company had a total of approximately 2,000 employees, representing a 14% reduction from December 31, 2002.

Results of Operations

     The Company implemented fresh start accounting under the provisions of SOP 90-7 effective October 31, 2002. The financial results have been separately presented under the label “Successor Company” for three and six months ended June 30, 2003 and “Predecessor Company” for the three and six months ended June 30, 2002. As a result of implementing fresh start accounting, the Successor Company financial statements are not comparable to the Predecessor Company financial statements. Significant fresh start accounting adjustments include a $2.4 billion reduction in the book value of property, plant and equipment and reduction to the estimated useful lives of these assets and a $4.6 billion reduction of debt discharged as part of the chapter 11 proceedings. In addition, the Company also recorded a new carrying value for deferred revenue of approximately $253 million and an $84 million liability for unfavorable long-term commitments that were not representative of the current market rates for similar transactions or for telecommunications capacity that is not required based on the Company’s revised business plans. The impact from these fresh start accounting adjustments is included in the explanations below.

     As disclosed in Note 2 to the condensed consolidated financial statements, the Company reported segment profit of $20.2 million and $22.4 million for the three and six months ended June 30, 2003, respectively, compared to segment loss of $21.0 million and $39.6 million for the three and six months ended June 30, 2002, respectively. A reconciliation of segment profit to loss from operations is included in Note 2 to the condensed consolidated financial statements. The improvement in segment results is primarily attributable to increased Network voice revenues that is volume driven, reduced operating expenses and the impact of exiting the content collection, management and distribution product lines. Further explanation of variances to prior year are provided below.

     Second quarter 2003 results, in particular, reflect the benefit of volume growth in Network’s voice business. The level of growth experienced in second quarter 2003 as compared to first quarter 2003 is not expected to continue at the same rate through the remainder of 2003. In addition, the Company expects continued pricing pressure in its businesses.

     The table below summarizes the Company’s consolidated results of operations:

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Revenues:
Network	$297,581	$266,512	$560,482	$537,351
Vyvx	31,925	36,942	63,755	75,851
Other	—	—	—	—
Eliminations	(6,097)	(10,343)	(12,780)	(21,498)

Total revenues	323,409	293,111	611,457	591,704
Operating expenses:
Cost of sales	251,579	258,220	494,386	517,621
Selling, general and administrative	51,017	52,836	91,726	121,097
Provision for doubtful accounts	1,001	3,976	4,154	11,523
Depreciation and amortization	57,814	145,153	124,938	285,299
Restructuring charges	—	2,172	—	13,333
Other expense (income), net	(379)	31,646	(1,171)	9,736

Total operating expenses	361,032	494,003	714,033	958,609

Loss from operations	(37,623)	(200,892)	(102,576)	(366,905)
Net interest expense	(10,912)	(47,946)	(21,450)	(171,739)
Investing income	955	8,883	1,943	17,882
Minority interest in loss of consolidated subsidiary	693	3,903	1,903	8,587
Other income, net	118	200	260	256
Reorganization items, net	—	(56,306)	—	(63,599)

Loss before income taxes	(46,769)	(292,158)	(119,920)	(575,518)
Provision for income taxes	(10)	(922)	(16)	(863)

Net loss	$(46,779)	$(293,080)	$(119,936)	$(576,381)

Three months ended June 30, 2003 (Successor Company) compared to three months ended June 30, 2002
    (Predecessor Company)

Consolidated results

     The Company’s net loss improved by $246.3 million primarily due to an improvement in loss from operations of $163.3 million, the absence of a net expense for reorganization items of $56.3 million incurred in 2002 and lower net interest expense of $37.0 million. Interest expense for the three months ended June 30, 2002 included interest of approximately $29 million on debt that was discharged in the Company’s chapter 11 proceedings.

     Network’s loss from operations improved $132.3 million largely due to lower depreciation and amortization expense, and Vyvx’s loss from operations improved $30.9 million primarily as a result of the Company exiting the content collection, management and distribution product lines in first quarter 2003.

Network

     The table below summarizes Network’s results from operations:

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Revenues	$297,581	$266,512	$560,482	$537,351
Operating expenses:
Cost of sales	238,700	232,513	466,555	464,438
Selling, general and administrative	43,531	40,526	77,841	94,221
Provision for doubtful accounts	818	3,654	3,858	10,762
Depreciation and amortization	54,417	128,265	117,227	256,131
Restructuring charges	—	1,514	—	10,094
Other expense (income), net	(379)	31,823	(1,161)	9,941

Total operating expenses	337,087	438,295	664,320	845,587

Loss from operations	$(39,506)	$(171,783)	$(103,838)	$(308,236)

     Network’s revenues increased $31.1 million, or 12%, primarily attributable to an increase in voice related services and PowerTel’s revenues partially offset by a decrease in data related services. The increase in voice related services were primarily due to higher volumes from new and existing customers, partially offset by lower rates charged in 2003. The decrease in data related services was primarily due to significant customer disconnects as a result of bankruptcies, lower rates charged in 2003 and lower deferred revenue amortization of approximately $2 million due to the new carrying value established upon adopting fresh start accounting.

     Network’s cost of sales consists of direct costs associated with its revenues such as leased line and access costs, operating and maintenance expense and property taxes. Network’s cost of sales increased $6.2 million, or 3%, primarily due to an increase in leased line and access costs consistent with changes in revenues discussed above, partially offset by lower estimates of its leased line costs. In addition, cost of sales increased due to higher incentive expense of approximately $5 million, partially offset by, lower payroll related costs from workforce reductions in 2002, lower contract maintenance fees and $2 million of lower operating expenses resulting from the unfavorable contract liability established upon adopting fresh start accounting.

     Network’s selling, general and administrative expenses increased $3.0 million, or 7%, primarily due to incentive and severance related expenses totaling approximately $9 million in second quarter 2003 and higher insurance costs of approximately $3 million, partially offset by reduced payroll related costs resulting from workforce reductions and lower professional fees. Network’s selling, general and administrative expenses as a percentage of revenues were comparable at 15% for both the three months ended June 30, 2003 and 2002.

     Network’s provision for doubtful accounts decreased $2.8 million, or 78%, due to specific reserves recorded for the three months ended June 30, 2002 as a result of customer bankruptcies.

     Network’s depreciation and amortization decreased $73.8 million, or 58%, primarily related to the adoption of fresh start accounting of which approximately $90 million resulted from the Company establishing a new basis for its fixed assets, partially offset by an increase of approximately $14 million from shortening the lives of certain of its assets.

     Network’s restructuring charges for the three months ended June 30, 2002 consisted of severance related expenses.

     Network’s other income for the three months ended June 30, 2002 primarily represents a $35 million accrual for contingent liabilities.

Vyvx

     The table below summarizes Vyvx’s results from operations:

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Revenues	$31,925	$36,942	$63,755	$75,851
Operating expenses:
Cost of sales	18,976	36,050	40,611	74,681
Selling, general and administrative	7,486	12,231	13,885	26,819
Provision for doubtful accounts	183	322	296	761
Depreciation and amortization	3,397	16,888	7,711	29,168
Restructuring charges	—	606	—	2,810
Other income, net	—	(177)	(10)	(205)

Total operating expenses	30,042	65,920	62,493	134,034

Income (loss) from operations	$1,883	$(28,978)	$1,262	$(58,183)

     Vyvx’s revenues decreased $5.0 million, or 14%, of which $3.0 million is a result of the Company exiting the content collection, management and distribution product lines in first quarter 2003 with the remaining decrease primarily due to lower satellite revenues.

     Vyvx’s cost of sales consists of direct costs associated with its revenues, operating and maintenance expense and property taxes. Vyvx’s cost of sales decreased $17.1 million, or 47%, primarily attributable to $6.8 million of lower costs resulting from the Company exiting the content collection, management and distribution product lines in first quarter 2003, lower costs associated with exiting long-term transponder lease commitments, lower direct costs consistent with the reduced satellite revenues discussed above and reduced contract labor and payroll related costs from workforce reductions in 2002.

     Vyvx’s selling, general and administrative expenses decreased $4.7 million, or 39%, primarily due to lower payroll related costs as a result of workforce reductions and $2.9 million from the Company exiting the content collection, management and distribution product lines of Vyvx in first quarter 2003.

     Vyvx’s depreciation and amortization expense decreased $13.5 million, or 80%, primarily due to a decrease of $10.6 million resulting from the Company exiting the content collection, management and distribution product lines of Vyvx in first quarter 2003 and from the adoption of fresh start accounting, of which approximately $4 million resulted from the Company establishing a new basis for its fixed assets, partially offset by an increase of approximately $1 million from shortening the lives of certain of its assets.

     Vyvx’s restructuring charges for the three months ended June 30, 2002 consisted of severance related expenses.

Consolidated non-operating items

     The Company’s net interest expense decreased $37.0 million primarily due to the absence of approximately $29 million of interest expense relating to debt discharged in the Company’s chapter 11 proceedings and a reduction of approximately $10 million of interest expense primarily due to $600 million in principal payments made on its credit facility during the last three quarters of 2002.

     The Company’s investing income decreased $7.9 million primarily due to lower average short-term investment balances for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Six months ended June 30, 2003 (Successor Company) compared to six months ended June 30, 2002
     (Predecessor Company)

Consolidated results

     The Company’s net loss improved by $456.4 million primarily due to an improvement in loss from operations of $264.3 million, lower net interest expense of $150.3 million and the absence of a net expense for reorganization items of $63.6 million incurred in 2002. Interest expense for the six months ended June 30, 2002 included interest of approximately $133 million on debt that was discharged in the Company’s chapter 11 proceedings.

     Network’s loss from operations improved $204.4 million largely due to lower depreciation and amortization expense, and Vyvx’s loss from operations improved $59.4 million primarily as a result of the Company exiting the content collection, management and distribution product lines in first quarter 2003.

Network

     Network’s revenues increased $23.1 million, or 4%, primarily attributable to an increase in voice related services and PowerTel’s revenues partially offset by a decrease in data related services. The increase in voice related services were primarily due to higher volumes from new and existing customers partially offset by lower rates charged in 2003. The decrease in data related services was primarily due to significant customer disconnects as a result of bankruptcies, lower rates charged in 2003 and lower deferred revenue amortization of approximately $4 million due to the new carrying value established upon adopting fresh start accounting.

     Network’s cost of sales consists of direct costs associated with its revenues such as leased line and access costs, operating and maintenance expense and property taxes. Network’s cost of sales increased $2.1 million, or less than 1%, primarily due to an increase in leased line and access costs consistent with changes in revenues discussed above, partially offset by lower estimates of its leased line costs. In addition, cost of sales increased due to higher incentive expense of approximately $5 million, partially offset by lower payroll related costs from workforce reductions in 2002, lower contract maintenance fees and $4 million of lower operating expenses resulting from the unfavorable contract liability established upon adopting fresh start accounting.

     Network’s selling, general and administrative expenses decreased $16.4 million, or 17%, primarily due to reduced payroll related costs resulting from workforce reductions and lower professional fees, partially offset by incentive and severance related expenses totaling approximately $10 million in 2003 and higher insurance costs of approximately $4 million. Network’s selling, general and administrative expenses as a percentage of revenues were 14% for the six months ended June 30, 2003 compared to 18% for the six months ended June 30, 2002.

     Network’s provision for doubtful accounts decreased $6.9 million, or 64%, due to specific reserves recorded for the six months ended June 30, 2002 related to the Company’s notes receivables and as a result of customer bankruptcies.

     Network’s depreciation and amortization decreased $138.9 million, or 54%, primarily related to the adoption of fresh start accounting of which approximately $180 million resulted from the Company establishing a new basis for its fixed assets, partially offset by an increase of approximately $36 million from shortening the lives of certain of its assets.

     Network’s restructuring charges for the six months ended June 30, 2002 consisted of severance related expenses and an executive’s retention bonus.

     Network’s other expense for the six months ended June 30, 2002 primarily represents a $35 million accrual for contingent liabilities, partially offset by settlement gains related to various agreements.

Vyvx

     Vyvx’s revenues decreased $12.1 million, or 16%, of which $7.6 million is a result of the Company exiting the content collection, management and distribution product lines in first quarter 2003 with the remaining decrease primarily due to lower satellite revenues.

     Vyvx’s cost of sales consists of direct costs associated with its revenues, operating and maintenance expense and property taxes. Vyvx’s cost of sales decreased $34.1 million, or 46%, primarily attributable to $14.7 million of lower costs resulting from the Company exiting the content collection, management and distribution product lines in first quarter 2003, lower costs associated with exiting long-term transponder lease commitments, lower direct costs consistent with the reduced revenues discussed above and reduced contract labor and payroll related costs from workforce reductions in 2002.

     Vyvx’s selling, general and administrative expenses decreased $12.9 million, or 48%, primarily due to lower payroll related costs as a result of workforce reductions and $6.2 million from the Company exiting the content collection, management and distribution product lines of Vyvx in first quarter 2003.

     Vyvx’s depreciation and amortization expense decreased $21.5 million, or 74%, primarily due to a decrease of $16.3 million resulting from the Company exiting the content collection, management and distribution product lines of Vyvx in first quarter 2003 and from the adoption of fresh start accounting, of which approximately $7 million resulted from the Company establishing a new basis for its fixed assets, partially offset by an increase of approximately $2 million from shortening the lives of certain of its assets.

     Vyvx’s restructuring charges for the six months ended June 30, 2002 consisted of severance related expenses.

Consolidated non-operating items

     The Company’s net interest expense decreased $150.3 million primarily due to the absence of approximately $133 million of interest expense relating to debt discharged in the Company’s chapter 11 proceedings and a reduction of approximately $22 million of interest expense as a result of $600 million in principal payments made on its credit facility during the last three quarters of 2002.

     The Company’s investing income decreased $15.9 million primarily due to lower average short-term investment balances for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Liquidity and Capital Resources

Activity through June 30, 2003

     As of June 30, 2003, the Company had $191.0 million of cash and cash equivalents compared to $291.3 million as of December 31, 2002. Subsequent to June 30, 2003, the Company collected approximately $39 million from Platinum Equity related to an arbitration decision and order entry of judgment as further discussed below.

     Cash used in operating activities was $84.4 million for the six months ended June 30, 2003. Included in this amount is a deposit made of approximately $38 million related to the posting of an appeal bond for the TTTI litigation, as discussed in Note 12 to the condensed consolidated financial statements, an escrow deposit made of approximately $15 million related to the mediation with TWC as discussed in Note 10 to the condensed consolidated financial statements, severance payments of approximately $13 million related to workforce reductions, interest payments of approximately $15 million and a cash collateral deposit of $5 million related to the sale-leaseback transaction on its two airplanes in second quarter 2003 as discussed in Note 10 to the condensed consolidated financial statements. These payments were partially offset by dark fiber and other capacity sales of approximately $10 million and other changes in working capital.

     Cash used in financing activities was $3.9 million for the six months ended June 30, 2003, which includes principal payments relating to the OTC Notes along with other debt and capital lease obligations.

     PowerTel had an outstanding balance under its bank facility of 78.5 million Australian dollars as of June 30, 2003 and December 31, 2002 (or $52.4 million and $44.4 million, respectively). PowerTel has informed its bank group that it was in violation of both its fourth quarter 2002 and first quarter 2003 financial covenants, and PowerTel’s bank group waived the covenant breaches. PowerTel is in compliance with its second quarter 2003 bank covenants. PowerTel is still in discussions with its bank group to modify its covenant requirements prospectively.

     WilTel anticipates entering into agreements to sell its ownership interest in PowerTel during third quarter 2003. If such transactions occur, WilTel will classify PowerTel as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in third quarter 2003. WilTel’s net investment in PowerTel as of June 30, 2003 is less than the anticipated cash proceeds from the sale, and accordingly, the Company should not realize a loss from a sale. The Company has recorded revenues and a pretax loss related to PowerTel of approximately $36 million and $1 million, respectively, for the six months ended June 30, 2003. Cash proceeds from such a sale are estimated to be between $13 million and $20 million, the majority of which would be placed in a restricted bank account pursuant to the terms of agreements related to the Company's OTC Notes outstanding. Since there is no assurance that a sale will be consummated or that PowerTel will be able to renegotiate its bank facility on satisfactory terms or secure additional funding, WilTel has classified the PowerTel bank facility as short-term debt as of June 30, 2003 and December 31, 2002. Even though WilTel consolidates PowerTel, it is not legally obligated to provide additional funding to PowerTel and has no current intention to do so.

     Cash used in investing activities was $12.0 million for the six months ended June 30, 2003, which primarily represented capital expenditures of $31.1 million along with payments on accrued liabilities associated with capital expenditures of $11.6 million, partially offset by proceeds received from asset sales and the sale-leaseback transaction on its two airplanes of $30.8 million.

Future Cash Requirements through 2004

     As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company continues to expect its total cash requirements for the years ended 2003 and 2004 to be a net use of cash. The Company now anticipates that its ending cash balance as of December 31, 2004 will be approximately $160 million, which includes a net use of cash of approximately $130 million, inclusive of all operating, financing and investing activities, for the years ended 2003 and 2004. Although the Company can provide no assurances to that effect, during 2004 the Company believes cash from operations will become sufficient to begin covering interest payments and capital expenditures. In the meantime, the Company will continue to seek to generate significant cash flows from operations through profitable revenue growth, expense reductions, or some combination of both. If the Company is unable to generate significant cash flows from operations, it is likely that new capital may have to be raised to meet its maturing debt obligations in 2005.

     As discussed above and in Note 12 to the condensed consolidated financial statements, the Company made a deposit of approximately $38 million related to the posting of a $44.1 million appeal bond for the TTTI litigation, which is pending the outcome of the appeal to the 11th Circuit Court of Appeals. In addition, the Company has filed its demand for arbitration related to its claims against TTTI for construction deficiencies and intends to pursue the appeal and its arbitration claims vigorously.

     As discussed in Note 12 to the condensed consolidated financial statements, the Company is in a dispute with Platinum Equity regarding the 2001 sale of the domestic, Mexican and Canadian professional services operations of the Company’s former Solutions segment to Platinum Equity. Pursuant to the provisions of the sale agreement, the parties submitted this dispute to binding arbitration before an independent public accounting firm. In May 2003, the arbitrator rendered a determination of the adjustment amount under the net working capital dispute, and in July 2003, the Company collected approximately $39 million, including interest, from Platinum Equity pursuant to a court order related to the amount determined by the arbitration. However, due to ongoing litigation with Platinum Equity discussed below, the collection of the approximately $39 million has not finalized this dispute.

     Platinum Equity also has filed suit against the Company alleging various breaches of representations and warranties related to the sale of the Solutions segment. Many of the claims alleged by Platinum Equity in this suit are the same claims asserted by Platinum Equity in the net working capital dispute. The Company continues to believe that it is adequately reserved or accrued with respect to its receivable and payable positions with Platinum Equity.

     In the aggregate, the projected cash requirements assume that the ultimate resolution of the Platinum Equity, TTTI and other contingencies will not result in a material net use or source of funds in 2003 and 2004.

     Factors which could impact the Company’s ability to have sufficient liquidity to conduct its business are its ability to generate sufficient sales to new and existing customers, changes in the competitive environment of the markets that it serves and changes in technology. In addition, the ultimate resolution of certain contingencies, including the TTTI litigation and the Platinum Equity dispute referred to above and described in Note 12 to the condensed consolidated financial statements, and the Company’s ability to successfully generate liquidity through asset and capacity sales could have a potential adverse impact on the Company’s liquidity position.

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

Item 4. Controls and Procedures

     Based on their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-Q are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     During the period covered by this report on Form 10-Q, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is subject to various types of litigation in connection with its business and operations.

     Department of Labor Investigation

     In April 2003, the Company received written notice from the United States Department of Labor that it is exercising its authority under Section 504 of the Employee Retirement Income Security Act of 1974 (“ERISA”) to conduct periodic investigations of employee benefit plans to determine whether such plans conform with the provisions of ERISA and other applicable regulations. The stated scope of the review covers the Williams Communications Investment Plan (a defined contribution plan) for a time period extending from 1998 through the present date. The Company is cooperating fully with the Department of Labor. At this time, neither the length of the review nor likely outcome of the investigation can be determined. The Company believes that all of its actions with respect to employee benefit plans have been in full compliance with ERISA and other applicable regulations.

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

     The Company and other major carriers are seeking to settle the class action claims referenced above relating to the railroad rights of way through an agreed class action. These companies initially sought approval of a settlement in a case titled Zografos et al. vs. Qwest Communications Corp., et al., filed in the U.S. District Court for the District of Oregon on January 31, 2002. On July 12, 2002, the Oregon Court dismissed the action. Thereafter, on September 4, 2002, an existing case titled Smith, et al., vs. Sprint, et al., pending in the U.S. District Court for the Northern District of Illinois, was amended to join the Company and two other telecommunications companies as defendants. On July 25, 2003, the judge in this case issued an order preliminarily approving a proposed settlement agreement. If this settlement withstands potential challenges by plaintiffs’ counsel, it will settle the majority of the putative nationwide and statewide class actions related to railroad right-of-way claims. Although the Company can provide no assurances, the Company anticipates that the final amount of the settlement will not exceed amounts previously accrued and will not have a material adverse impact to the Company.

     Platinum Equity Dispute

     In March 2001, the Company sold its Solutions segment to Platinum Equity LLC (“Platinum Equity”) for a sales price that was subject to adjustment based upon a computation of the net working capital of the business as of March 31, 2001. A dispute arose between the companies with respect to the net working capital amount as defined in the agreement. Pursuant to the provisions of the sale agreement, the parties submitted the dispute to binding arbitration before an independent public accounting firm.

     In September 2002, Platinum Equity filed suit in the District Court of Oklahoma County, State of Oklahoma, against the Company alleging various breaches of representations and warranties related to the sale of the

Solutions segment and requested a ruling that no payment was due under a promissory note issued by Platinum Equity at the time of purchase until all disputes were resolved. Many of the claims alleged by Platinum Equity in this suit are the same claims asserted by Platinum Equity in the net working capital dispute. Discovery in this suit is ongoing.

     In May 2003, the arbitrator rendered a determination of the adjustment amount under the net working capital dispute, and an order entry of judgment was entered against Platinum Equity in the amount of approximately $38 million, which represented the amount that Platinum Equity owed under the promissory note, offset by the net working capital adjustment determined by the arbitrator. The Company adjusted the carrying amount of the note receivable to $38 million by offsetting amounts previously accrued for the net working capital dispute. In July 2003, the Company collected approximately $39 million, including interest, from Platinum Equity related to the judgment. The receipt of the $39 million does not resolve all of the issues between Platinum Equity and the Company as neither company has waived any of the claims currently pending in the litigation discussed above. The Company continues to believe that it is adequately reserved or accrued with respect to its receivable and payable positions with Platinum Equity.

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

     On May 9, 2002, the trial court determined that WCL did not have the right to terminate the contract with respect to the Cleveland-Boyce segment, but deferred ruling on TTTI’s remedy until a later time. In a series of rulings on January 27, 2003, the court ordered, among other things, (1) that WCL’s claims against TTTI for breach of contract and construction deficiencies for certain of the telecommunications routes constructed by TTTI be heard by an arbitration panel; and (2) that WCL close the purchase of the Cleveland-Boyce segment and pay TTTI the sum of $36.3 million plus pre-judgment interest for such purchase. The court denied WCL’s motion for a stay of the proceedings while the construction claims against TTTI are adjudicated through arbitration and further denied the Company’s request to stay closing on the Cleveland-Boyce segment pending an appeal of the trial court’s decision. WCL sought and obtained a stay of the trial court’s order compelling a closing of the Cleveland-Boyce segment from the United States Court of Appeals for the 11th Circuit thereby staying WCL’s obligation to close the transaction until the appeal is decided. The stay granted by the Court of Appeals was conditioned on the posting of an appropriate supersedeas bond by the Company, which was posted by the Company in March 2003 in the approximate amount of $44.1 million. The Company posted the bond, which was docketed by the trial court on March 13, 2003. WCL is proceeding with its appeal of the trial court’s decision while pursuing its arbitration claims of construction defects against TTTI. On March 21, 2003, WCL filed its demand for arbitration with the American Arbitration Association. Subsequently, TTTI filed its response and alleged unquantified additional counterclaims against WCL for breach of contract. The parties have set tentative dates for the arbitration to occur in December, pending a decision by the arbitration panel on TTTI’s request to stay the proceeding until after the appeal is concluded. WCL’s arbitrable claims against TTTI aggregate approximately $70 million. The parties have separately agreed to attempt to resolve their disputes through private mediation, and have set a date for the mediation to occur in early September. The Company intends to pursue its claims vigorously; however, the ultimate outcome of this matter cannot be predicted.

     StarGuide

     On October 12, 2001, StarGuide Digital Networks (“StarGuide”) sued WCG in the United States District Court for Nevada for infringement of three patents relating to streaming transmission of audio and video content. Subsequently, StarGuide added WCL as a party to the action. StarGuide seeks compensation for past infringement, an injunction against infringing use, and treble damages due to willful infringement. On July 1, 2002, StarGuide initiated a second patent suit against WCL with respect to a patent that is a continuation of the patents at issue in the prior litigation. The two actions have been consolidated. In July 2003, the parties reached a settlement, and this case will be dismissed by joint agreement. The settlement will not have a material impact on the Company’s results of operations, financial position or cash flows.

     WilTel Shareholder Derivative Lawsuits

     On May 15, 2003, the first of several shareholder derivative class actions was filed against WilTel, the nine members of WilTel’s Board of Directors and Leucadia. Currently, the Company has been served with notice of seven (7) shareholder derivative class actions: four (4) in Clark County, Nevada, one (1) in Washoe County, Nevada, one (1) in New York County, New York and one (1) in Tulsa County, Oklahoma. Each of the lawsuits sets forth substantially the same allegations of breach of fiduciary duty in connection with Leucadia’s proposed exchange offer announced on May 15, 2003. In light of Leucadia’s notice that it was withdrawing its initial offer, WilTel filed a motion to dismiss the Tulsa County litigation and requested plaintiffs’ counsel in the other lawsuits to voluntarily dismiss them. WilTel is evaluating the impact, if any, of Leucadia’s subsequent offer of August 7, 2003, and the merger agreement in principle of August 12, 2003, on these lawsuits. (For additional information, see Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.)

     Other Matters

     The Company is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, upon the advice of legal counsel, the ultimate resolution of all claims, legal actions, and complaints, after consideration of amounts accrued of approximately $79 million as of June 30, 2003, insurance coverage, or other indemnification arrangements, is not expected to have a materially adverse effect upon the Company’s future financial position or results of operations, although unfavorable outcomes in the items discussed above could significantly impact the Company’s liquidity.

     For information regarding other legal proceedings, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following are included as exhibits to this report:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Copy of the press release dated August 12, 2003, announcing the merger agreement in principle between Leucadia National Corporation and WilTel Communications Group, Inc.

(b)	During the second quarter 2003, WilTel filed a Form 8-K on May 15, 2003 and on June 25, 2003, both of which reported a significant event under Items 5 and 7 of the Form.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILTEL COMMUNICATIONS GROUP, INC. (Registrant)

/s/ Ken Kinnear

Ken Kinnear Controller (Duly Authorized Officer and Principal Financial Officer)

August 13, 2003